Form 10-K
period 2026-07-31
IDT CORP
filed 2026-09-29
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2026.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $48.63 per share, as reported on the New York Stock Exchange, was approximately $915.3 million.

As of September 21, 2026, the registrant had outstanding 23,264,360 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 5,304,796 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, currently scheduled to be held December 10, 2026, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended July 31, 2026).

Item 1. Business.

OVERVIEW

IDT is a provider of fintech and communications solutions focused on certain under-served consumer and business-to-business, or B2B, markets. Our offerings are built around a common core of strategic assets, and we seek to maximize the synergies among them while integrating AI-powered functionalities, where practical, to achieve consistent growth and profitability.

IDT’s key businesses are:

■

National Retail Solutions (NRS): Operates a leading point-of-sale, or POS, terminal-based platform for independent retailers in the United States and Canada including convenience stores, bodegas, liquor stores, small-format grocery stores, and tobacco stores. NRS’ purpose-built integrated POS hardware and software solutions enable these stores to operate more effectively. Through its NRS Pay-branded payment processing offering, NRS enables these retailers to accept and process credit, debit, and electronic benefit transfer payments. NRS’ nationwide network of customer-facing screens and its transaction data and analytics provide advertisers and marketers with unprecedented reach and insight into urban, multi-cultural consumer markets across the United States.  NRS' software enables retailers to access differentiated services, including integrations with leading online ordering and delivery platforms;

■

BOSS Money: Provides international and domestic money transfers and other fintech-based services to customers in the United States. BOSS Money makes it easy and convenient to share funds and other resources with friends and family in approximately 50 destination countries in Latin America, the Caribbean, Africa, Europe, and Asia, as well as within the United States. BOSS Money transactions are initiated predominantly through its digital channel where customers use a credit or debit card to initiate transfers on the BOSS Money and BOSS Revolution apps. Alternatively, customers can fund remittances with cash through BOSS Money's nationwide network of licensed retail agents.  Customers typically can select from multiple payout options including bank deposit, mobile wallet, cash pick-up or delivery, depending on the recipient;

■

net2phone: Provides businesses with workflow and communications solutions, many of which are powered by AI, that analyze, inform, and manage business processes for enhanced productivity. net2phone’s offerings include: netphone AI Agent, an autonomous agentic solution; Coach, an AI-powered performance and workforce intelligence tool designed for managers of sales, support, and customer-facing teams; Unite, a unified communications as a service (UCaaS) solution; and, UContact, a contact center as a service (CCaaS) solution. All of the above-stated solutions can leverage net2phone’s proprietary integration layer, called Integrate. Integrate is the bridge between net2phone’s widening product portfolio and third party CRM or workflow systems. net2phone’s offerings are available worldwide with a focus on solutions tailored by geography across key North and South American markets and by industry or business vertical;

■

IDT Digital Payments: Provides prepaid digital offerings including mobile airtime top-up, mobile data bundles, digital gift cards, and eSIMs directly to consumers through BOSS’ digital and retail channels. Mobile airtime top-up, or simply mobile top-up, enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts. IDT Digital Payments’ B2B prepaid-as-a-service platform, Zendit, enables businesses, entrepreneurs, and developers to efficiently select and offer prepaid digital offerings from Zendit's extensive portfolio;

■

BOSS Revolution: Provides international long-distance voice calling typically at rates significantly below those of mobile network operators. BOSS Revolution is marketed primarily to immigrant communities in the United States and Canada. BOSS Revolution is provisioned through the popular BOSS Revolution app and prepaid ‘hard cards’ sold by a nationwide network of BOSS Revolution retail agents; and

■

IDT Global: Provides wholesale international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. IDT Global also provides voice routing, DID numbers and messaging to small and medium businesses through its IDT Express branded self-provisioning portal.

IDT also operates other, smaller businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Our headquarters is located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (973) 438-1000 and our corporate website’s home page is www.idt.net.

SEGMENT REPORTING

We have four reportable business segments: (1) NRS; (2) Fintech; (3) net2phone; and (4) Traditional Communications.

The NRS segment, which contributed revenue of $159.4 million in fiscal 2026 and $128.8 million in fiscal 2025 (12.3% and 10.5% of our total revenues, respectively), comprises our NRS business.

The Fintech segment, which contributed revenue of $176.0 million in fiscal 2026 and $154.6 million in fiscal 2025 (13.6% and 12.6 % of our total revenues, respectively), comprises our BOSS Money remittance business and other, significantly smaller, financial businesses including our Gibraltar-based bank offering certain banking services within the European Economic Union, the U.K. and Israel.

The net2phone segment, which contributed revenue of $96.6 million in fiscal 2026 and $87.9 million in fiscal 2025 (7.4% and 7.1% of our total revenues, respectively), comprises our net2phone business.

The Traditional Communications segment, which contributed revenue of $865.9 million in fiscal 2026 and $860.2 million in fiscal 2025 (66.7% and 69.8% of our total revenues, respectively) comprises IDT Digital Payments, BOSS Revolution, and IDT Global, as well as other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Financial information by segment is presented in Note 3 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

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

KEY EVENTS IN OUR HISTORY AND RECENT DEVELOPMENTS

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

2008 –

We launch BOSS Revolution, a pay-as-you-go international calling service. BOSS Revolution has since become our flagship brand, and the BOSS Revolution platform has expanded to include payment offerings.

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

2025 –

net2phone launches net2phone AI Agent, a customizable, AI-powered workflow offering exceptional customer experiences across sales, support and administrative tasks, and Coach, an AI-driven workforce intelligence and coaching platform.

2026 –

NRS surpasses 40,000 active terminals operating in approximately 35,000 independent retail stores, launches direct online ordering and delivery integrations with DoorDash, Grubhub and Uber Eats, and acquires a controlling interest in OnCore Digital.

– BOSS Money handles a 49% year-over-year increase in Mothers' Day send volume through its digital channel.

OUR STRATEGY

We are a fintech and communications solutions provider with synergistic offerings focused on underserved, fragmented consumer and B2B markets. Many of our offerings leverage one or more of our core strategic assets – assets that we have carefully built during the thirty-six years since our inception. These assets include:

■	Our popular BOSS consumer brands (BOSS Money and BOSS Revolution) and our leading B2B brands NRS, NRS Pay, NRS Digital Media, NRS Insights, net2phone, IDT Global and Zendit;
■

Our nationwide network of approximately 35,000 independent retailers who operate NRS’ POS-based platform and approximately 18,000 BOSS Revolution and BOSS Money retailers who utilize our digital retailer platform;

■	Our customer base of approximately 1.8 million unique monthly users, predominantly first and second-generation immigrants within the U.S.;
■	Our global technology infrastructure and high-capacity transaction platforms;
■	Extensive VoIP, cloud services and AI expertise; and
■	Our staff of approximately 2,400 dedicated personnel working in over 30 countries on five continents including in-house technology and product development teams.

The development of each of our current high-margin growth businesses – NRS, BOSS Money, and net2phone - has been principally organic and financed with the cash flows generated by our mature businesses. Consequently, we have avoided debt financing and dilutive capital raises. Today, each of these high-margin growth businesses is cash-flow positive, and in combination with our efforts to maximize the cash generation of our lower margin, mature offerings, they have enabled us to improve our consolidated bottom-line performance in recent years, to further strengthen our balance sheet, and to return value to stockholders through market purchases of our Class B common stock and payment of a quarterly dividend. We expect that this trend will continue as the three high-margin businesses steadily become larger contributors to our top and bottom-line results.

We seek to accelerate and extend this rotation by enhancing the profitability and cash flows from each of our businesses, developing new offerings organically, and through acquisitions that leverage our balance sheet. Broadly speaking, our growth initiatives are focused on, but not limited to, our NRS, Fintech and net2phone businesses, and typically involve development or application of AI-powered technologies, expansion to new markets, and/or acquisition of customers for enhanced monetization across multiple, synergistic offerings.

Across all of our significant businesses, AI is deeply embedded in core business processes: enhancing and speeding customer service, speeding software development, product testing and release, enhancing risk mitigation and compliance functions, and optimizing marketing and pricing. As important as these changes are to driving customer acquisition, improving retention rates and strengthening operating margins, AI and particularly agentic AI is also profoundly reshaping many of our key markets.

Customer expectations are evolving rapidly as AI capabilities expand, creating significant opportunities to develop and offer AI-powered capabilities that extend or replace our traditional solutions. For example, net2phone has introduced two proprietary agentic AI solutions in the past year that have expanded net2phone's value proposition beyond communications to a broader set of critical sales, process and administrative workflows. net2phone's sales process has evolved in tandem - transitioning from transactional to consultative as it helps businesses evaluate potential applications. We seek to leverage net2phone's experience and learnings to address market evolution across our businesses.

OPERATING BUSINESS DESCRIPTIONS

NRS

NRS generated $159.4 million in revenues and income from operations of $39.3 million in fiscal 2026, as compared with revenues of $128.8 million and income from operations of $27.8 million in fiscal 2025.  NRS’ fiscal 2026 revenue growth was driven by increases in Merchant Services and SaaS Fees revenue, partially offset by a decline in Advertising & Data revenue. NRS’ income from operations grew faster than its revenue, reflecting the operating leverage inherent in the NRS platform.

   Overview

NRS operates a network of POS terminals at independent retailers throughout the United States and has a small but growing presence in Canada. The NRS solutions include integrated hardware and software tools, payment processing services, and digital commerce that enable these retailers to operate more efficiently, to grow their sales, and to compete more effectively against larger retail chains.  NRS’ business model is built on recurring revenue. Recurring services – Merchant Services, terminal-based software subscriptions, and advertising and data licensing – generated approximately 95% of NRS’ revenue in fiscal 2026. Accordingly, NRS manages and measures its business principally by reference to the number of active terminals and payment processing accounts in its network, and by the revenue generated per terminal and per account.

The POS terminal’s hardware includes a cash register, barcode scanner, retailer and customer-facing hi-definition screens, a receipt printer, and a credit card reader. NRS’ integrated, proprietary software is offered to retailers as a service and provides operational tools including inventory management, sales tracking, price book management, reporting and other useful features. NRS technology teams continuously enhance the software and develop new features to better serve existing customers and facilitate expansion into additional retail market segments. In recent periods, NRS has released direct integrations that enable participating retailers to list their inventories within the portals of popular online ordering and delivery services – including DoorDash, Grubhub and, most recently, Uber Eats – powered by data drawn directly from the NRS order management platform. Because these are direct integrations rather than connections made through third-party middleware, inventory and pricing remain accurate and participating retailers do not require additional hardware or manual data entry. As online purchases are made, they flow automatically into NRS' order management tool alongside in-store orders, enabling merchants to seamlessly fulfill orders for delivery. Participating retailers have experienced meaningful increases in order volumes and revenues following activation, and NRS is progressively activating additional retailers across its network.

   Target markets

The primary market for NRS’ POS terminals is the independently owned convenience, bodega, liquor, grocery, and tobacco stores, many of which primarily serve multi-cultural consumer markets - predominantly in urban areas. Although quality data on these retailers is not readily available, we estimate that there are approximately 200,000 retailers in aggregate operating in our target markets.  Beyond these core markets, we have identified adjacent independent retail verticals – including food service, small-format hardware stores and other specialty retailers – that our platform could address with incremental hardware formats and software functionality, and we have begun to develop differentiated offerings for certain of these verticals.

This market is highly fragmented.  Most owners operate a single store, with very few owners operating more than a handful.  As a result, the market must be addressed one retailer at a time, which favors providers with purpose-built products, established distribution relationships and low customer acquisition costs.

Stores in this market typically tailor their inventories to the specific needs of local residents, often focusing on the ethnic products most frequently consumed by local residents as well as mainstream branded foodstuffs and sundries.  The financial performance of the retailers NRS serves is driven principally by general economic conditions affecting their shoppers, including inflation, affordability and household spending.  Based on the same-store sales data that NRS publishes monthly from its own network, same-store sales among NRS retailers continued to grow throughout fiscal 2026. In certain localized markets, however, increased immigration enforcement activity adversely affected retailer foot traffic and contributed to store closures

    Retailer customer base

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2026, the NRS POS network included approximately 40,400 active terminals operating in approximately 35,000 independent retail stores, an increase from approximately 37,200 active terminals a year earlier. We believe that our network of NRS retailers comprises the largest POS network serving independent convenience store retailers in the United States by a significant margin. Net terminal additions vary from quarter to quarter and reflect both gross additions and retailer churn. Churn includes seasonal churn – for example, among retailers whose businesses are concentrated in the summer months or in the year-end holiday season – as well as non-seasonal churn arising from store closures, competitive displacement, payment network compliance actions and service or equipment disruptions. During fiscal 2026, elevated non-seasonal churn decelerated growth in net terminal additions. NRS has implemented a number of initiatives intended to reduce churn and increase new terminal sales, including enhancements to onboarding, service and support, and remediation of equipment and payment network compliance issues affecting a portion of its retailer base.

NRS goes to market through three channels:

■	wholesale distributors;
■	dedicated sales agents including exclusive agents and BOSS agents; and
■	in-house telemarketing.

  Revenue sources

NRS generates revenue from a portfolio of services for both retailers and third parties. Recurring services generated approximately 95% of NRS’ revenue in fiscal 2026, including:

■

Merchant Services. Merchant services revenue is generated by enabling retailers to accept and process payments made by credit cards, debit cards, electronic benefits transfer and other forms of electronic payment offered under the NRS Pay brand. Merchant Services is NRS’ largest source of revenue. Its growth is driven principally by increases in the number of active payment processing accounts, by the continuing migration of consumers from cash to credit and debit card payment methods, by growth in same-store sales at NRS retailers, and by the conversion of existing NRS Pay customers to premium payment processing plans. The NRS Pay offerings are attractive to retailers for several reasons:

■	For new customers / retailers, NRS incentivizes retailers to also enroll in NRS payment processing by reducing the cost of the NRS POS hardware;

■	NRS’ payment processing pricing model is straightforward and easily understood. NRS does not charge hidden fees – a frequent sore point for retailers under contract to other providers;

■	NRS provides the payment processing equipment at no cost to the retailer;

■	For new NRS terminal customers, NRS offers terminal hardware at a discount when customers also enroll in NRS Pay; and

■	NRS offers several credit card processing plans that include a cash discount offering, a standard plan and customized pricing.

NRS operates primarily as an independent service organization (ISO), acting as an essential, retailer-facing intermediary between NRS retailers and its payment facilitator.  In this capacity, NRS relies on its payment facilitator, its sponsor bank and the payment card networks for the sponsorship, settlement and compliance infrastructure required to process transactions, and NRS retailers are subject to the operating rules of the card networks and to applicable data security standards. From time to time, compliance reviews conducted by the card networks or by NRS’ payment facilitator in respect of individual merchants have disrupted those merchants’ processing and, in certain instances, contributed to retailer attrition

At July 31, 2026, NRS had approximately 29,400 NRS Pay customers compared to approximately 26,500 a year earlier.  The increase reflected both the enrollment of newly acquired NRS terminal customers in NRS Pay and the conversion of existing NRS terminal customers, often following the expiration of their contracts with incumbent payment processors.

■

Display Advertising. NRS’ offerings participate in the in-store retail media advertising market. Through its NRS Digital Media brand, NRS operates a nationwide, digital retail media platform. The platform leverages the 15-inch digital consumer facing display screens on each NRS terminal enabling advertisers to engage customers at the time of purchase. NRS Digital Media offers its large inventory of static and video advertisements, including video accompanying third-party provisioned content, extensive reach into the predominantly urban, multicultural consumer market served by NRS retailers. NRS Digital Media goes to market through both programmatic advertising platforms that match buyers with sellers in real time, and, to a lesser extent, through direct channels where consumer package-good sellers and other brand marketers, government agencies and non-profits purchase advertising directly from NRS Digital Media.  Revenue from display advertising is a function of the size and utilization of the screen network, the volume of impressions delivered, and the effective rates, or CPMs (cost per mille – the price advertisers pay per thousand views or impressions), realized on that inventory. Advertising and data revenue declined in fiscal 2026 compared with fiscal 2025, reflecting an industry-wide decline in CPMs driven in part by the substantial expansion of digital advertising inventory as leading streaming services launched ad-supported tiers, as well as the loss of a demand partner that ceased operations. NRS seeks to increase advertising revenue by expanding its direct sales channel, developing differentiated offerings that pair its advertising inventory with its first-party transaction data to give advertisers measurable, closed-loop campaigns, and integrating the ad technology, demand relationships and publisher network of OnCore Digital, a digital media brokerage in which we acquired a controlling interest in fiscal 2026, with the NRS screen network.

■

Data and Analytics. NRS licenses its first party retail data from merchants operating the NRS POS system to consumer-packaged goods brands, marketers, and other third-parties under its NRS Insights brand. This data captures product sales processed through the NRS POS at the transaction level including all scannable products identified with a universal product code (UPC) as well as items prepared or packaged in-house, i.e., brewed coffee, bakery, and food service. The data are provisioned based on the client’s formatting and business requirements and are typically ingested into broader sales and marketing data warehouses. NRS Insights’ data typically fill a blind spot in overall retail sales, as the independent retailer market that NRS serves is often either under-represented through common data syndicators or not included in their “tracked channels." Additionally, because NRS retailers’ stores predominantly serve urban consumers, their shoppers over-index to multicultural demographics – a view that may be diluted or unavailable through other data providers and aggregators. NRS Insights’ data assets also support commercial programs undertaken with consumer-packaged goods brands and product data scan programs launched during fiscal 2026, and NRS publishes a monthly report on same-store sales and category trends among the independent retailers in its network.

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

NRS Insights also provides analytical services to third parties, leveraging its data to assist advertising measurement, market-basket studies, inventory (SKU) optimization, and price elasticity evaluation.

■

Terminal-based software services. NRS offers retailers several Software as a Service (SaaS) plans for its proprietary terminal software. These differentiated plans comprise packages of features and functionalities including advanced business operations tools, e-commerce functionalities, loyalty program management, and integrations with third-party online ordering and delivery services.  Some services are offered to retailers on an a la carte basis.  Growth in SaaS Fees revenue has consistently outpaced growth in the number of active terminals, as retailers subscribe to higher-value subscription tiers. More than 30% of NRS’ retailer base had migrated to premium tiers as of the second quarter of fiscal 2026.

In addition to these recurring sources of revenue, NRS sells its POS terminals to retailers. Discounted terminal pricing is available to retailers who sign up for NRS Pay and premium software packages.

   Competitive advantages

We believe that NRS’ competitive advantages include:

■	Our purpose-built suite of hardware and software is tailored specifically to the needs of independent retailers;

■	Our established direct sales and marketing capabilities focused on independent retailers including our relationships with the wholesale distributors who supply these stores;

■

Our POS terminal’s 15 inch hi-definition customer-facing screen for displaying advertising and promotions provisioned via the NRS platform, and established relationships with supply side advertising platforms and with advertisers who purchase our inventory directly;

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

■

For NRS payment processing, we are ideally positioned to supply payment processing services to retailers who purchase, or already utilize, our terminals, through simplified, transparent pricing plans with credit card terminals, no hidden fees and lower total cost to operate than most competitors;

■	In certain states, NRS’ payment processing solution is licensed to accept governmental electronic benefit transfers that certain competitors may not be licensed to accept;

■	Because of our large scale compared to newcomers and smaller competitors, we can attractively price our software-as-a-service fees at levels that are generally well below theirs;

■	Integration of our software with popular online delivery services can drive significant sales for individual retailers and is difficult for smaller and regional POS network operators to replicate;

■	The recurring nature of substantially all of our revenue and the operating leverage inherent in our platform, which have enabled us to expand our margins as our network has grown;

■	Our first-party transaction data, which we monetize directly through NRS Insights and increasingly use to improve the targeting and measurement of the advertising we deliver over our screen network;

■	The breadth of our recurring offerings, which enables us to increase revenue per terminal within our installed base rather than solely through the addition of new terminals;

■	Our ability to leverage new offerings for retailers through third party providers who are attracted by our scale and the flexibility of our platform; and

■	Our experienced and proven management team, many of whom have been with NRS since inception.

   Business strategy

NRS’ strategy comprises three primary objectives - continuing to expand the number of retailers in our network, increasing revenue per terminal, and expanding margins.  More specifically, we are working to:

■

Deepen market penetration of our POS terminal network in our core target markets, and over time gradually expand into new retail verticals, enabled in some markets by the development of new POS hardware formats and software functionalities;

■

Encouraging both current and new retailers to enroll in premium software-as-a-service plans by developing and deploying new features and functionalities including integrations with online ordering and delivery service partners;

■

Increasing the percentage of current NRS terminal customers using NRS Pay for payment processing, particularly as contracts with their existing credit card processors expire, and conversion of existing NRS payment processing customers to higher margin pricing plans;

■

For NRS advertising, expansion of direct sales, integrations with new programmatic advertisers and the development of differentiated offerings that enable us to more effectively leverage the unique strengths of our platform;

■

Reduce retailer churn by improving onboarding, service and support, by resolving equipment and payment network compliance issues that disrupt retailers, and by deploying features that increase the value retailers derive from the NRS platform;

■

Deepen the capabilities of our platform within the verticals we already serve so that our offerings remain materially more purpose-built for independent retailers than competing general-purpose POS platforms;

■	Extend our direct online ordering and delivery integrations across a larger portion of our retailer base and add additional commerce and fulfillment partners;

■

For NRS Insights, grow recurring data licensing revenue by increasing the number of consumer packaged goods brands, marketers, retailers, agencies and other third parties that license our data; deepen penetration within existing licensees by broadening the categories, geographies and history they license; extend our analytical and measurement services, including advertising measurement, market-basket studies, SKU optimization and price elasticity evaluation; and develop data-enabled commercial programs, such as the digital couponing and product data scan programs we launched with brands and coupon providers during fiscal 2026;

■	Across NRS, we are leveraging AI for enhanced operational efficiency across customer service, internal software development and new feature deployment, and enhanced sales lead processing; and

■	Selectively pursue acquisitions that extend our platform, our retail media capabilities or our reach, as we did in fiscal 2026 through our acquisition of a controlling interest in OnCore Digital.

Competition

Currently, nationwide POS platform providers, including Square, Toast, Lightspeed, Clover, and NCR, primarily serve retail chains or are focused on other retail segments, such as sit-down restaurant chains and other food service providers.

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

During fiscal 2026, NRS experienced increased competitive activity in its core markets from both established POS providers and new or early-stage entrants - primarily specialized niche market providers. We believe that in most instances these competitors deliver materially less functionality and lower total savings than our offerings. Nevertheless, this activity adversely affected the rate of gross terminal and payment processing accounts additions in fiscal 2026 and contributed to elevated rates of retailer churn.

NRS expects to encounter more frequent direct competition from local and/or national POS networks both in its traditional markets and as it expands to new adjacent target markets.

Fintech

Fintech is comprised of BOSS Money and other, significantly smaller, financial services businesses including our Gibraltar-based bank. Fintech revenues were $176.0 million in fiscal 2026 compared to $154.6 million in fiscal 2025. Fintech’s income from operations was $21.5 million in fiscal 2026 compared to $15.4 million in fiscal 2025. Within Fintech, BOSS Money revenues were $156.7 million in fiscal 2026, an increase of 12.0% from revenues of $139.8 million in fiscal 2025.

   Description of service

BOSS Money enables customers in the United States to send money conveniently and affordably to third parties around the world. International remittances are a primary economic activity for the tens of millions of first and second-generation immigrants in the United States. At July 31, 2026, BOSS Money provided its remittance service to 50 countries through approximately 1,800 disbursement partners and its payout network included over 250,000 cash payout locations worldwide in addition to a growing number of bank deposits, mobile money wallets, debit cards, and home delivery payout options.

   Distribution

BOSS Money is primarily offered directly to consumers via our digital channels — the BOSS Money and the BOSS Revolution apps. To utilize our digital channels, customers can use their debit or credit cards or authorize ACH transfers from their bank accounts.

Our smaller retail channel network comprises licensed and authorized BOSS Money agents nationwide. Customers can initiate transfers through a BOSS Money agent with cash as well as with their debit or credit cards.  While our retail network is a small fraction of the size of our retail-centric public competitors, it serves as an important gateway for new customers- often recent immigrants - to enter our larger eco-system of related offerings.

   Marketing

BOSS Money's target market is first and second-generation immigrants in the United States who were born in, or have parents born in, one of our destination countries.  According to the Pew Research Center, as of June 2025 over 51 million immigrants lived in the United States, and approximately half of these were born in Latin America. Immigrants and their U.S. born children together comprise over 25% of the total U.S. population. Net immigration in 2025 was 1.3 million people according to the U.S. Census Bureau.

We continue to grow our BOSS Money digital channel transaction volumes and revenues at rates well above the domestic remittance industry’s average by marketing our service to this target market, and in particular to the large base of customers - predominantly from our target market - who utilize our BOSS Revolution voice calling and IDT Digital Payments offerings. We offer new customers attractive fee and foreign exchange rates, through both our digital and retail channels, and through online, media and event-based marketing.

Beginning on January 1, 2026, the federal government imposed an excise tax of 1% on the value of remittances paid with cash or money orders. Remittances funded with credit cards, debit cards or ACH transfers from U.S. bank accounts are tax exempt. In the months following the new tax's imposition, BOSS Money's digital channel growth has accelerated as former retail customers including customers of other remittance brands have avoided the tax by migrating from cash-funded remittances at retail locations to bank-funded digital channel transactions.

   Revenue sources

BOSS Money generates revenues from a per-transaction fee charged to the customer and from foreign exchange differentials. Our transaction costs include commissions paid when the transaction is initiated by a retail agent, payment to the international disbursing agent, banking, compliance and foreign currency exchange costs, and, when applicable, credit and debit card or ACH processing fees.

BOSS Money’s revenue per transaction is typically higher on retail transactions compared to digital to reflect the commission paid to the originating retailer. However, gross and net margins are typically higher on digital transactions compared to retail.

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

We compete successfully in part by migrating customers of our other BOSS offerings from their current remittance providers to BOSS Money leveraging our highly regarded BOSS brand, insights into our customers, and cross-marketing capabilities. We compete for customers outside the BOSS ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates. We believe that BOSS Money’s competitive strengths include:

■

Our BOSS name is an established and trusted brand that has served immigrant communities in the United States for well over a decade. We spend significantly on BOSS-branded marketing to support BOSS Revolution and BOSS Money in this target market;

■

The BOSS customer eco-system includes the large customer bases of BOSS Revolution and IDT Digital Payments. We can significantly lower BOSS Money’s customer acquisition costs, and therefore grow more efficiently, through our intensive cross-product marketing efforts within this eco-system;

■

The BOSS Money digital channel, specifically the BOSS Money and BOSS Revolution apps, are used for most of our transactions.  The apps share a common proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service;

■	Our comprehensive compliance processes and procedures;

■	Our ready access to capital leveraging IDT’s strong balance sheet including robust levels of cash and cash equivalents; and

■	Our experienced management team.

   Growth strategy

BOSS Money’s growth strategy includes:

■	Continued migration of the larger cohorts of BOSS Revolution and IDT Digital Payments customers to BOSS Money through cross-marketing campaigns;

■	Offers and marketing campaigns to further accelerate the migration of competitors' retail customers to BOSS Money's digital channel;

■	Expansion of our international payout network with a focus on growth in Latin America, Africa and Asia;

■	Further enhancements to our BOSS Money app, BOSS Revolution app and retailer portal;

■	Further integrate AI-powered applications to enhance customer service operations, improve risk mitigation and fraud detection, marketing and price optimization; and

■

Deployment of a BOSS Money branded mobile wallet to receive, hold and pay for remittances and other BOSS products. The BOSS Money wallet will enable BOSS Money to develop financial service offerings tailored to both customers and recipients of all retail offerings within the larger BOSS eco-system.

net2phone

net2phone’s revenues were $96.6 million in fiscal 2026 compared to $87.9 million in fiscal 2025. net2phone’s income from operations was $9.1 million in fiscal 2026 compared to $4.9 million in fiscal 2025.

Service offerings

net2phone enables its customers to transform their communications by leveraging AI and its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications. net2phone's services are available to enterprises worldwide. Marketing and sales operations are focused on the United States, Canada, Mexico, Central and South America and Spain.

net2phone’s offerings include:

■

net2phone AI Agent: net2phone’s autonomous, customer-facing AI agent expertly handles both routine and complex sales, customer support and administrative tasks for customers across their website, phone, and chat channels. net2phone’s AI Agent can be reached via text or voice.

■

net2phone Coach: net2phone’s workforce intelligence and coaching platform uses real-time AI-powered insights to support employee performance. net2phone Coach addresses the biggest drawback of remote work – a lack of supervision and coaching– with real-time employee monitoring, performance tracking, and coaching. The platform examines multiple channels of communication, including calls, SMS, chats, emails, and video meetings. It analyzes response time, tone, sentiment, and performance trends and other tendencies to develop and deliver suggestions for improvement and productivity gains. net2phone Coach includes an AI Assistant which can be customized to respond to unique business questions for the business owner.

■

Unified Communications as a Service (UCaaS): net2phone’s UCaaS service offered under its Unite brand utilizes its cloud platform to provide conversational continuity across channels from any connected device – tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity. net2phone provides its UCaaS customers that convert from on-premise PBX with advanced Internet Protocol, or IP, desktop phones and/or with a bring-your-own-device solution accessed through its integrated web portal and through net2phone’s mobile app. net2phone’s UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, AI-powered functionalities including instant call summaries and transcripts, internal team chat, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone’s UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management, or CRM, services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy. net2phone has introduced industry-specific UCaaS offerings for certain business verticals including a HIPAA compliant healthcare solution and a hospitality solution offering integration with the industry's leading CRM.

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

net2phone differentiators include superior customer service, a no-code integration layer that enables customers to configure integrations with CRMs and other third-party software, and deep localization. net2phone’s global infrastructure, locally based sales and customer support teams and native language support enable net2phone clients to retain the look and feel of localized customer and user experiences.

Go-to-market

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

net2phone is developing direct-to-business capabilities to market primarily its AI offerings, net2phone AI Agent and net2phone Coach, in the small and medium-sized business market.

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

   Growth strategy

net2phone’s growth strategy includes:

■	Further development and distribution of net2phone AI Agent and net2phone Coach through both indirect and direct channels;

■

Refine net2phone AI Agent to offer additional industry vertical specific variants that integrate with popular industry-specific CRMs to handle administrative, support and sales tasks while leveraging industry specific learnings and workflows;

■

Within its UCaaS offerings, expand AI-powered functionalities to further leverage the large and improving capabilities of language models to drive quantifiable improvements in customer engagement and business performance;

■

Across its offerings, net2phone plans to introduce burstable line capacity that allows a customer to temporarily increase their bandwidth to handle short-term traffic spikes, providing end users with the option to leverage net2phone’s robust network capabilities to temporarily exceed stipulated line limits, thereby enabling them to effortlessly add additional capacity during periods of brief demand volatility;

■	For its UCaaS customers in Mexico and Brazil, net2phone provides integration with WhatsApp. With this integration, clients are able to send and receive WhatsApp messages on the net2phone portal;

■

Premium plan tiers: net2phone offers multiple tiered plans with differentiated functionalities and pricing for its UCaaS and CCaaS offerings. To meet the needs of its customers and enhance revenue per customer, sales efforts will focus on upselling premium feature sets to existing customers as well as onboarding new customers on premium plans;

■

Focus channel expansion on MSPs and resellers: net2phone’s continuous product development makes its offerings increasingly attractive to larger, more complex organizations that demand more advanced feature sets. As a result, net2phone is focused on expanding its partnerships with both MSPs, who provision services to larger, more technologically demanding end users on a subscription basis, and resellers, who purchase services directly for subsequent resale, often under their own label, and who are responsible for customer onboarding and support;

■

AI-CX Initiative: net2phone plans on releasing to the market in fiscal 2027 a new version of uContact which drives what we believe the customer-experience industry is seeking – a combined, single interface (cloud-enabled software) which is the control tower for both AI-empowered CX (customer experience) driven agents and the live humans working in tandem within a customer-experience ecosystem. We expect AI to ultimately be the driving vehicle of this uContact upgrade which will talk to, message, report and serve customers around the world; and

■

Selectively pursue acquisitions and strategic investments: net2phone may continue to selectively pursue acquisitions and strategic investments to strengthen its platform with new capabilities and solutions as well as to expand its position in its existing markets or to establish a presence in new markets.

Competitive Strengths

We believe that net2phone’s competitive strengths include:

■

Proprietary communications-as-a-service product suite. net2phone provides a leading, proprietary cloud-based communications and collaboration platform for its customers. Key differentiators include net2phone’s advanced feature sets, proprietary CCaaS offering, superior customer service, integrations with third-party software, and deep localization. Through net2phone’s platform, customers can access voice, video, chat, an AI assistant and messaging services, softphone and mobile applications, customizable packages, and a partner portal. The seamlessly integrated solutions on net2phone’s platform are delivered and centrally managed through an intuitive, ‘single pane of glass’ master portal that allows channel partners and customers to easily monitor and manage the product offering. net2phone’s CCaaS offering provides software for customized campaign management, including inbound and outbound call management, messaging, gamification, reporting, and live monitoring. net2phone’s CCaaS offering is tailored for call centers ranging from 20 to 1,000 agents. net2phone Integrate supports seamless product suite integrations with leading third-party CRMs and text-based business collaboration platforms including Google Meet, Microsoft Teams, Zoho, Slack, Zapier, and Salesforce, with new integrations added to meet demand.

■

Platform built for our channel partners. net2phone has built its platform to both serve the needs of its customers and to empower its channel partners. We believe that net2phone’s platform provides its partners with an effective way to market and sell its comprehensive solutions to new customers and manage its existing customers. In addition, net2phone’s integrations with leading third-party applications enable its partners to offer more comprehensive solutions. net2phone’s suite of solutions is delivered to the marketplace quickly, intuitively, and precisely. net2phone has developed a proprietary partner portal exclusively for its growing partner community. net2phone’s channel partners can easily quote and deliver a net2phone proposal and agreement proceeding directly to onboarding.

■

One World, One Platform. net2phone is deploying a single cloud-based platform to provide its unified communications service globally. This single-platform approach enables a consistent, holistic approach to new feature deployment, service upgrades, and marketing. The platform has been deployed in the United States, Canada, Brazil, and Mexico to date.

■

Distribution power of net2phone’s more than 2,500 active channel partners enhanced with an emergent direct to consumer strategy. net2phone's vast and growing partner network gives it tremendous leverage to grow its business customer base, increase revenue from its existing clients and expand its footprint to adjacent geographies. net2phone’s platform is tailored to support channel partners and includes channel incentives built into its pricing structure, technology platform, and support services. net2phone puts its channel and customer priorities first. Channel partners are motivated to sell net2phone’s offering due to its premier, localized channel partner support and marketing. While net2phone is primarily focused on strategically growing its channel sales, it has also been focusing on the expansion of its direct-to-business sales.  Due to net2phone’s widening AI portfolio, we are introducing a more “Direct to Business” tailored approach where we plan on enhancing our outreach to current logos by educating them and demonstrating for them our new AI Agent solutions and capabilities.

■

Differentiated customer support and local market presence. net2phone offers channel partners and customers superior customer service, integrations with third-party software, and deep localization. net2phone’s on-the-ground presence in international markets accounted for approximately 84% of its personnel at the end of fiscal 2026. Regional-based customer service and sales teams are a key differentiator and propel net2phone’s international business.

■

Track record and focus on innovative solutions. net2phone’s long track record of innovation includes the development of its proprietary UCaaS platform, including the Huddle video conferencing service, as well as numerous patents around virtualized communication technologies. Recently, net2phone’s leverage of AI includes the Huddle video platform being upgraded with real-time AI summaries and reporting as well as the launch of net2phone AI Agent and net2phone Coach.

■

Employee-friendly culture that allows net2phone to attract and retain talent. net2phone has sought to create a workplace and culture that is entrepreneurial, positive, employee-friendly and encourages its employees to work towards its shared goals of delivering innovative solutions to its customers and supporting its partners. As of July 31, 2026, net2phone had approximately 540 employees worldwide, with 84% located outside of the United States.

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

Traditional Communications

Our Traditional Communications segment generated $865.9 million in revenues and income from operations of $63.4 million in fiscal 2026, as compared with revenues of $860.2 million and income from operations of $66.5 million in fiscal 2025.

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

IDT Digital Payments

IDT Digital Payments’ revenues were $429.2 million in fiscal 2026 compared to $416.3 million in fiscal 2025 (49.6% and 48.4% of Traditional Communications’ revenues in fiscal 2026 and fiscal 2025, respectively). The substantial majority of IDT Digital Payments’ revenue is from sales of international mobile top-up services. IDT Digital Payments offers mobile top-up for approximately 194 different carriers in more than 113 countries, primarily in Latin America, the Caribbean and Africa. IDT Digital Payments leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

       Go-to-market

IDT Digital Payments is sold through the BOSS platform primarily through three channels:

■	direct-to-consumer, through the BOSS digital platform, including our BOSS Revolution and BOSS Money apps, and the BOSS Revolution website;

■

retail, through our BOSS Revolution retail network including direct provisioning by retailers using our BOSS Revolution retailer platform, NRS terminals and through mobile operator-branded top-up cards; and

■	enterprise and wholesale, in which we provision international offerings for other businesses through Zendit’s cloud-based prepaid-as-a-service platform.

      Growth strategy

IDT Digital Payments’ growth drivers include:

■	Marketing campaigns to accelerate the ongoing migration of sales from our lower margin retail channel to our higher margin direct-to-consumer channel;

■	Marketing to accelerate the growth of IDT Digital's recently introduced eSIM offerings;

■

Deployment of additional data-centric bundled offerings to meet the growing demand for data from mobile phone customers in developing countries worldwide and to increase the contribution of recurring revenue;

■	Expansion of digital gift cards offerings, cross-selling to our current BOSS Revolution and BOSS Money customers, expansion of the Zendit prepaid platform; and

■	Expansion of the direct-to-consumer digital channel to certain immigrant communities in Western Europe.

Competition

IDT Digital Payments’ major competitors include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with IDT Digital Payments; and

■	other service providers, distributors, and wholesalers, including Western Union, Ria, Viamericas, DT One, Ding, and Recharge.com.

      Competitive Strengths

We believe that IDT Digital Payments’ competitive advantages include:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide;

■	the strength of IDT’s balance sheet, which allows us to compete effectively in capital intensive prepaid markets;

■	our extensive distribution and retail networks that provide us with a strong presence in communities of foreign-born residents, a significant portion of whom purchase our services with cash; and

■

our strong omni channel approach, which includes the BOSS Revolution retailer network, the BOSS digital platform, including the BOSS Money and BOSS Revolution apps and the BOSS Revolution website, and the enterprise and wholesale channel.

BOSS Revolution

BOSS Revolution’s revenues were $180.3 million in fiscal 2026 compared to $211.2 million in fiscal 2025 (20.8% and 24.6% of Traditional Communications’ revenues in fiscal 2026 and fiscal 2025, respectively).

       Service offering

BOSS Revolution is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and a digital-only offering in Europe and Australia.

BOSS Revolution includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution served approximately 1.4 million customers per month as of July 31, 2026.

       Go-to-market

BOSS Revolution is offered through our digital channels, the BOSS Revolution app and website, and through our extensive national network of BOSS Revolution retailers.

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

Users of the BOSS Revolution app constitute the majority of BOSS Revolution's customers to date. At July 31, 2026, approximately 1.0 million customers per month utilized the BOSS Revolution app.

In the United States, we distribute our BOSS Revolution hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution and other platform products directly to retailers.

At July 31, 2026, approximately 18,000 retailers per month utilized the BOSS Revolution digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 1,700 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

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

Competition

BOSS Revolution is subject to fierce competition. While virtually any company offering communication services is a competitor, we face particularly strong competition from Tier 1 mobile network operators who offer flat-rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other “over the top,” or OTT, service providers. Outside the United States, we also compete with large state-owned or state-sanctioned telephone companies.

Many of these companies, including AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel, and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time to time, competitors may offer rates that are substantially below ours in an attempt to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services such as WhatsApp, Messenger, FaceTime, and others has adversely affected the sales of BOSS Revolution and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications—to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution and other international prepaid calling offerings. However, free services typically require both the caller and recipient to have a broadband connection. BOSS Revolution utilizes telephone networks to enable voice communications even when neither party has broadband connectivity.

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

     Competitive Strengths

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

IDT Global

IDT Global’s revenues were $231.5 million in fiscal 2026 compared to $209.6 million in fiscal 2025, contributing 26.7% and 24.4% of Traditional Communications’ revenues in fiscal 2026 and fiscal 2025, respectively.

   Service offering

IDT Global is one of the larger wholesale carriers of international long-distance minutes in the world.

IDT Global’s telecommunications network is comprised of interconnections and commercial relationships reaching virtually every significant global telecom operator. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. IDT Global’s customers include our BOSS Revolution and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

IDT Global offers competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our BOSS Revolution business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and our global network of interconnections and relationships with other telecom operators. IDT Global’s services are marketed and sold through our internal account management team and the IDT Express digital portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium-sized businesses domestically and internationally.

Traditional Communications terminated 7.6 billion minutes in fiscal 2026, as compared to 7.4 billion minutes in fiscal 2025. IDT Global accounted for 6.18 billion minutes and 5.68 billion minutes of the total Traditional Communications’ minutes in fiscal 2026 and fiscal 2025, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2026, IDT Global, through its wholesale carrier organization and IDT Express channel had more than 1,450 customers, including more than 280 carrier relationships globally.

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

     Competitive Strengths

We believe that IDT Global derives a competitive advantage over some participants on certain routes from several inter-related factors:

■

our BOSS Revolution business generates originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale marketplace;

■	the proprietary technologies powering our IDT Global platform and the software that drives VoIP enables us to scale up or down at a lower cost than many of our competitors;

■	our professional, dedicated and experienced account management team; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or time-division multiplexing, or TDM) is most feasible.

Communications and Payment Network Infrastructure and Technology Development

Our products and services utilize a combination of proprietary software as well as technologies and services provided by third parties. We have developed intuitive user interfaces, customer tools and transaction processing, ML (Machine Learning) models, and database and network applications that enable our users to reliably and securely complete transactions and help our customers and partners utilize our suite of services. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers.

Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology infrastructure to enhance customer experience and to increase efficiency, scalability, and security. Our platforms’ architecture enables us to connect parties regardless of whether the transaction is occurring at a traditional physical location, online, or through a mobile device. Our platforms incorporate multiple layers of protection, both for continuity purposes and to address cybersecurity challenges. We engage in multiple efforts to protect our software platforms against these challenges, including regularly testing our systems to address potential vulnerabilities.

Our product and technology organization is responsible for the design, development, testing, and delivery of new software, technologies, and features of our products and services, as well as the continued improvement and iteration of our existing products and services. Our technology employees are distributed globally in our Newark, Jerusalem, Guatemala, Uruguay, Warsaw, and Minsk offices. Our technology team consists of our software engineering, quality engineering, ML (Machine Learning) and AI development, voice engineering, data warehousing, data engineering, systems, NOC (Network Operations Center), and operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

AI and agentic AI tools are deployed throughout our Software Development Lifecycle (SDLC). AI assists our engineers in generating and reviewing code, our quality engineering teams in designing and executing automated test suites, and our operations teams in monitoring and maintaining our platforms. In fiscal 2026, the majority of our proprietary test suites were fully automated through a combination of proprietary software and AI, contributing to a software defect escape ratio, a measure of quality for our flagship BOSS Revolution brand, of 2.3%, meaning almost 98% of product defects were detected and fixed internally before being released to our customers. The adoption of AI across our SDLC is beginning to shorten our development cycles and enable us to deliver product enhancements to customers at more frequent intervals than our historical release cycles, while maintaining or improving quality. Our Agile development methodology is characterized by a dynamic development process with frequent revisions to a product release's features with the assistance of AI and, increasingly, autonomous ("agentic") AI systems that can execute multi-step development tasks under human supervision.

We have also invested in making our internal data more accessible and actionable through AI. Our data warehouse is empowering authorized business users across our functions to connect leading third-party AI assistants directly to governed datasets, enabling them to query, analyze, and derive insights from operational and financial data using natural language, without requiring specialized technical or query-language expertise. This AI analysis is improving our holistic portfolio management process, which has improved transparency and efficiency across the portfolio through a recurring cadence of business reviews.

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

In connection with our money transmission services and the expansion of our network branded prepaid card offerings, we have obtained money transmitter licenses in 48 of the 49 U.S. states that require such a license, as well as in Washington, D.C.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

Attracting and retaining qualified personnel familiar with our businesses and who lead our different business units and functions is critical to our success. As of September 1, 2026, we had a total of 1,971 employees, of whom 1,965 were full-time employees.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

Risks Related to Our Businesses and Operations

■	an increasingly significant component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations;
■	changes to immigrant populations could negatively impact certain of our businesses;
■	cyberattacks, including AI-enabled social engineering and impersonation fraud, impacting our networks, systems, customers or business partners;
■	network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers;
■	our reliance on third-party cloud, software and security service providers, and cyberattacks, outages, vulnerabilities or misconfigurations affecting them;
■	evolving and overlapping cybersecurity, privacy and incident-disclosure laws and regulations, and the costs and risks of complying with them;
■	the failure, or perceived failure, of one or more of our products;
■	our international operations subject us to geopolitical and other risks including ongoing developments in Belarus, Ukraine and Israel;
■	failures in our data center or services;
■	our dependence on industry standard protocols and third-party software, including but not limited to open-source software;
■	our dependence on a single supplier or small group of suppliers;
■	changes to rates by our suppliers and increasing regulatory charges or tariffs;
■	our customers, particularly our IDT Global customers, and partners could experience financial difficulties;
■	technologies could affect our ability to track the results of ads and/or could block ads online;

Risks Related to Our NRS Business

■	substantial and increasing competition in the POS industry;
■	a decline in advertising on the NRS platform due to macro-economic factors, declines in CPM rates, the loss of demand partners or otherwise;
■	the ability of NRS to develop products and services to address the market for POS products and services;
■	elevated retailer churn, including as a result of store closures, localized immigration enforcement activity, payment network compliance actions and equipment or service disruptions;
■	NRS’ dependence on its payment facilitator, its sponsor bank and the payment card networks, and on compliance with payment network rules and data security standards;
■	NRS’ reliance on third-party sales channels;
■	risks associated with NRS’ expansion into new retail verticals and new geographic markets;
■	risks associated with acquisitions, including our acquisition of a controlling interest in OnCore Digital;

Risks Related to Our BOSS Money Business

■	BOSS Money faces a complex and dynamic regulatory landscape;
■	BOSS Money depends on a licensed network of agents for its retail money remittance business;
■	adverse fluctuations in exchange rates can materially impact revenue and profitability;
■	money transfer services can be vulnerable to illegal activities and fraud schemes;
■	BOSS Money has less brand recognition in the money remittance space compared to larger players, which could make it harder to attract and retain customers;

Risks Related to Our net2phone Business

■	competition against established well-financed alternative voice communication providers, who may provide comparable services at comparable or lower pricing;
■	the capacity, reliability, and performance of several third-party providers and their network infrastructure;
■	scaling the business efficiently or quickly enough to meet customers’ growing needs;

Risks Related to Our Traditional Communications Segment

■	each of our BOSS Revolution and IDT Global businesses is highly sensitive to declining demand and prices;
■	obtaining sufficient or cost-effective termination capacity to particular destinations;
■	the termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future;

Risks Related to Our Financial Condition

■	we hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks;
■	if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results;

Intellectual Property, Tax, Regulatory, and Litigation Risks

■	protecting our proprietary technology;
■	claims of infringement of intellectual property rights of others;
■	tax and regulatory audits;
■	legal proceedings;
■	our disbursement partners’ and our payment processors’ ability to comply with a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity;
■	licensing and other requirements imposed by regulators and governments;
■	our collection, processing, storage, use, and transmission of personal data;
■	collection of sales and use, value added, or similar taxes;
■	certain imminent FCC Orders and rules that effect the telecommunications marketplace;
■	our ability to comply with requirements for debit card, credit card, and other digital payment methods;

Risks Related to Our Capital Structure

■	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock; and
■	Howard S. Jonas, our Chairman and Chairman of the Board, controls shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock.

Risks Related to Our Businesses and Operations

An increasingly significant component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations, which introduces significant and evolving risks.

We currently incorporate AI into certain existing and planned products, as well as our internal operations. For example, some of our marketing, customer service and anti-fraud efforts are currently enhanced by AI.  Further, our internal technology development efforts are leveraging AI in expanding ways, and other internal operational functions use AI to improve effectiveness and efficiency. Achieving consistent, secure, and compliant AI adoption across departments—including Product & Engineering, Marketing, Trust & Safety, Customer Support, Finance, and Legal/Compliance—requires ongoing investment in training, governance, and change management. Failure by any function to adopt or appropriately use these tools or failure to monitor and control the results of the adoption of the tools could reduce profitability, productivity, impair product quality, or cause compliance or security issues.

AI technologies are complex, resource-intensive, and rapidly evolving. Market demand and acceptance of AI-driven customer-facing offerings, such as net2phone AI Agent and net2phone Coach AI, remain uncertain, and our product development efforts may not achieve widespread adoption or may be outpaced by competitors. Competitors with greater financial, technical, data, or distribution resources may gain an advantage in attracting and retaining AI talent and in acquiring training data and compute capacity, which could impair our ability to maintain competitive AI capabilities. If our AI solutions, or those of others in our industry, draw controversy due to their perceived or actual societal impact—such as generating biased, harmful, or misleading content—we may experience brand or reputational harm, competitive harm, or legal liability, which could slow user adoption of our products.

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

Integrating AI introduces new cybersecurity risks, including prompt injection, data exfiltration, model poisoning, insecure or over-privileged AI agents and integrations that are granted access to our systems and data, and supply-chain vulnerabilities in third-party models and AI tooling, as well as the risk that employees inadvertently input confidential or personal data into external systems. Threat actors are also using AI to increase the speed, scale and sophistication of attacks against us and our customers, as described further under "Cyberattacks impacting our networks or systems could have an adverse effect on our business" below.

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

Cyberattacks, including the use of malware, ransomware, computer viruses, denial of service attacks, credential harvesting, phishing and other social engineering, business email and collaboration-platform compromise, impersonation of our personnel, brands or systems (including through the use of AI-generated voice, video or text, or “deepfakes”), exploitation of software vulnerabilities and misconfigurations, and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks may cause equipment failures, loss of information (including sensitive personal information of customers or employees or valuable technical and marketing information), or disruptions to our or our customers’ operations. Furthermore, ransomware could potentially deny the use of our systems until a ransom is paid. Threat actors also increasingly target our customers, retailers, agents and business partners by impersonating us, our personnel or our systems, including through third-party messaging and collaboration platforms and spoofed websites, in order to induce fraudulent payments, harvest credentials or divert funds. Such schemes can harm our customers and partners, generate customer claims and chargebacks, and damage our reputation and brands even where our own networks and systems have not been compromised, and our ability to detect and disrupt them often depends on the cooperation of third-party platform providers, financial institutions and law enforcement. Cyberattacks against companies, including us, have increased in frequency, scope, and potential harm in recent years. The increasing availability of generative AI tools has lowered the cost and increased the scale, speed and credibility of social engineering and fraud campaigns, and threat actors, including organized criminal groups and state-sponsored or state-affiliated actors, are increasingly well-resourced and persistent. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

We rely on third parties for a significant portion of our technology environment, including cloud infrastructure providers, software-as-a-service applications, collaboration and identity platforms, commercial and open-source software, managed service providers, payment processors and the security products and services we use to protect our systems. A cyberattack on, vulnerability in, misconfiguration of, or outage affecting any of these providers—including compromises of software supply chains or of the security tools on which we depend—could affect our operations, expose our or our customers’ information, or impair our ability to detect and respond to threats, even where our own networks and systems are not directly targeted. We have limited visibility into and control over the security practices of our providers, and the concentration of our infrastructure, productivity and security tooling among a small number of large providers increases the potential impact of an incident affecting any one of them. In addition, our cloud and software environments are complex and continually changing, and errors by our personnel or our providers in configuring or securing them could result in the unauthorized exposure of data. Our third-party risk management processes may not identify or prevent all such risks.

The inability to operate or use our networks and systems or those of our suppliers, vendors, and other service providers because of cyberattacks, even for a limited period of time, may result in significant expenses to us and/or a loss of revenue and market share. The costs associated with a major cyberattack on us could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption, and litigation. Further, certain of our businesses, such as those offering cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question because of a cyberattack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations, or proceedings. The costs of responding to a significant cybersecurity incident could also include forensic investigation, legal, notification, credit monitoring and public relations expenses, regulatory fines and penalties, and the cost of remediating vulnerabilities and restoring systems, which may not be covered, or fully covered, by insurance. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on our results of operation or financial condition.

We are also subject to an expanding and sometimes inconsistent set of laws, regulations and contractual requirements governing cybersecurity and the reporting of security incidents, including U.S. Securities and Exchange Commission rules requiring disclosure of material cybersecurity incidents within four business days of a determination of materiality and annual disclosure regarding cybersecurity risk management, strategy and governance; Federal Communications Commission rules requiring notification of breaches of customer proprietary network information and other customer data applicable to certain of our telecommunications and interconnected VoIP services; state data breach notification laws; requirements applicable to our money transmission and other payment services and to our handling of payment card data; and requirements in the other jurisdictions in which we operate. Assessing the materiality of an incident and satisfying these overlapping obligations on short timeframes, often while an investigation is ongoing and the facts are incomplete, is challenging and could divert management attention and resources. A failure or delay in making a required disclosure or notification, or a disclosure that is later determined to have been inaccurate or incomplete, could result in regulatory enforcement, litigation, fines and penalties and reputational harm. Public disclosure of an incident may also provide information useful to threat actors and may itself adversely affect customer and investor confidence, regardless of the ultimate impact of the incident.

Changes to immigrant populations could negatively impact certain of our businesses.

Certain of our businesses, particularly BOSS Money, BOSS Revolution and IDT Digital Payments, rely in large part on immigrant communities in the United States and elsewhere. Migration of immigrants and their spending patterns are affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws and their enforcement, including the potential for large scale deportations, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work outside of the their countries of origin. Changes to these factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyberattack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our respective networks resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers’ information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by deliberate or inadvertent actions or inactions by our employees or contractors, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed, or taken without our or our customers’ consent, or our product and service may be used without payment.

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

We have developers, product development personnel, other employees, consultants and senior management in different countries, and some business activities may be concentrated in one or more geographic areas. As a result, our ability to design, develop or sell products and services may be affected by:

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

We have attempted to control our operating expenses by operating in foreign countries such as Poland, Belarus, Guatemala, Costa Rica, Georgia, Dominican Republic and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Poland, Belarus, Georgia and Israel primarily help develop, test, and maintain certain of our technology. Our labor sources in Guatemala, Costa Rica and the Dominican Republic primarily perform certain call center, administrative, operational and customer acquisition functions. We also have significant operations in Brazil, Uruguay, and Argentina as a result of net2phone’s growth.

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

Our technology and development (“T&D”) may be adversely affected by ongoing developments in Belarus and Ukraine.

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

Further, our Belarusian T&D personnel could be impacted by retaliatory actions taken by third parties related to actual or perceived Belarusian actions in support of the invasion, including cyberattacks.

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

Our primary exposure to movements in foreign currency exchange rates relates to non–U.S. dollar–denominated revenues and operating expenses. The strengthening of foreign currencies relative to the U.S. dollar may increase our costs denominated in those currencies, thus adversely affecting our earnings. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency–denominated revenues and earnings and could lead us to raise international pricing, potentially reducing demand for our products and services. In some circumstances, for competitive or other reasons, we may decide not to raise international pricing to offset the U.S. dollar’s strengthening, which would adversely affect the U.S. dollar value of our foreign currency–denominated revenue and earnings.

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

Changes to rates by our suppliers and increasing regulatory charges, tariffs or excise taxes may require us to raise prices, which could adversely affect our financial results and business.

Our upstream carriers, suppliers and vendors may increase their prices thus directly impacting our direct cost of revenues, which would affect our earnings. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for a certain set of customers. Changes in our underlying direct costs of revenues may cause us to increase the rates we charge our customers, which could make us less competitive and impact our sales and retention of existing customers. On July 4, 2025, the One Big Beautiful Bill Act imposed a one percent excise tax on certain remittance transfers, which took effect for transfers made after December 31, 2025. The imposition of these or similar excise taxes could adversely affect our business and financial condition.

Our customers, particularly our IDT Global customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest IDT Global customers collectively accounted for 4.4% and 4.2% of our total revenues in fiscal 2026 and fiscal 2025, respectively. Our IDT Global customers with the five largest receivables balances collectively accounted for 6.8% and 8.0% of our total gross trade accounts receivable on July 31, 2026 and 2025, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our cash flow and profitability.

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

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases and they could and may more effectively introduce their own innovative products and services that adversely impact NRS’ growth. If some or all of NRS’ competitors focus additional resources on NRS’ target markets, NRS’ growth may slow, or we may lose customers due to the competition.

NRS may also face pricing pressures from competitors, which may result in the need for NRS to alter the pricing that it offers and could reduce our profitability. Responding to competition may also require NRS to increase its investment in product development, sales and marketing, or to increase the compensation it pays to its distributors and sales agents, any of which could reduce our margins.

If NRS fails to increase advertising on its platform, our business could be adversely affected.

NRS’ strategy includes increasing its revenues from brand advertising. Brands may not do business with NRS or may reduce the amounts they are willing to spend to advertise if NRS does not deliver ads, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with NRS will generate a competitive return relative to other alternatives. NRS’ ability to increase the number of brands that use its brand advertising, and ultimately to generate advertising and marketing services revenues, depends on several factors, many of which are outside of our control. If NRS fails to increase advertising on its platform, our business could be adversely affected.  NRS’ advertising revenue also depends on the effective rates, or CPMs, that it realizes for its inventory. CPMs across the digital advertising industry declined during fiscal 2026, in part because leading streaming services launched ad-supported tiers that substantially expanded the supply of digital advertising inventory, and NRS’ Advertising & Data revenue declined in fiscal 2026 as compared with fiscal 2025 as a result of those rate declines and the loss of a demand partner that ceased operations. NRS sells a substantial portion of its inventory through programmatic platforms and a limited number of demand partners, and the loss of, or a reduction in spending by, any of them could materially reduce NRS’ advertising revenue. In addition, our plans to improve NRS’ advertising results depend in part on our ability to combine our first-party transaction data with our advertising inventory and on our successful integration of OnCore Digital, and we may not realize the benefits we expect on the timetable we expect or at all.

The long-term success of NRS depends on its ability to develop products and services to address the rapidly evolving market for POS products and services, and, if it cannot implement successful enhancements and new features for its products and services, our business could be materially and adversely affected.

NRS’ success will depend, in part, on its ability to develop new technologies and to adapt to technological changes and evolving industry standards. New services and technologies may be superior to, impair, or render obsolete the POS products and services that NRS currently offers or the technologies NRS currently uses to provide them. Incorporating new technologies into NRS’ POS products and services may require substantial expenditures and take considerable time, and NRS may not be successful in realizing a return on these development efforts in a timely manner or at all. NRS’ ability to develop new products and services may be inhibited by industry-wide standards, existing and future laws and regulations, resistance to change from its customers, or third parties’ intellectual property rights. If NRS is unable to provide enhancements and new features for its products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.  NRS’ recent product initiatives include premium software tiers, direct integrations with online ordering and delivery platforms, digital couponing and product data scan programs, and offerings designed for adjacent retail verticals. These initiatives require investment, including hiring in advance of commercial launch, and may not achieve the adoption, revenue or returns we expect.

Retailer churn could offset new terminal sales and slow or reverse the growth of the NRS network.

NRS’ revenue is substantially recurring and depends on the number of active terminals and payment processing accounts in its network. NRS’ retailers are small, independently owned businesses, most of which operate a single store, and they are susceptible to closure, ownership change and business disruption

Churn among NRS retailers arises from a number of factors, including seasonal closures among retailers whose businesses are concentrated in the summer months or in the year-end holiday season; store closures, including closures in certain localized markets that we believe have been affected by increased immigration enforcement activity; competitive displacement; compliance reviews conducted by the payment card networks or NRS’ payment facilitator that disrupt processing for individual merchants; and technical issues affecting equipment and its interaction with third-party service providers. Churn may increase for these or other reasons, including as a result of adverse economic conditions affecting the consumers our retailers serve. If churn increases, or if NRS is unable to sustain or increase its rate of new terminal sales, the growth of the NRS network and of NRS’ recurring revenue would slow or could reverse, and our business, financial condition and results of operations could be materially and adversely affected.

NRS depends on its payment facilitator, its sponsor bank and the payment card networks, and changes in their rules, pricing or willingness to support NRS’ merchants could materially harm NRS’ business.

NRS operates primarily as an ISO and does not itself hold the sponsorship and settlement relationships required to process payment card transactions. NRS therefore depends on its payment facilitator, its sponsor bank and the payment card networks, and NRS and its retailers must comply with payment network operating rules and with applicable data security standards, including the Payment Card Industry Data Security Standard.

The payment networks and NRS’ payment facilitator may change their rules, fees, interchange or assessment structures; may conduct compliance reviews that disrupt or terminate processing for individual merchants, as occurred with respect to certain NRS merchants during fiscal 2026; or may decline to continue supporting NRS’ merchant portfolio or particular categories of merchants that NRS serves, including merchants in higher-risk categories. NRS also acts as an intermediary in respect of chargebacks and merchant fraud losses and may incur losses that it is unable to recover from retailers. Any of these developments could increase NRS’ costs, reduce its Merchant Services revenue and margins, cause retailer attrition, or, if NRS were required to replace its payment facilitator or sponsor bank, materially disrupt NRS’ operations.

NRS relies on third-party sales channels to acquire a substantial portion of its new customers.

A significant and varying proportion of NRS’ new terminal and NRS Pay sales originates with wholesale distributors, exclusive and non-exclusive sales agents, and other resellers. These channel partners are generally not obligated to promote NRS’ offerings, may promote competing offerings, and receive commissions and residual payments that exceed the cost to NRS of originating a comparable sale in-house. An increase in the proportion of sales sourced through these channels, as occurred in certain periods of fiscal 2026, increases NRS’ selling expense and reduces the profitability of the associated revenue. The loss of one or more significant distributors or agents, a deterioration in NRS’ relationships with them, or a decision by them to favor competing offerings could reduce NRS’ new sales, increase churn, and materially and adversely affect our results of operations.

NRS’ expansion into new retail verticals and new geographic markets may require significant investment and may not succeed.

NRS’ growth strategy contemplates the gradual extension of its platform into adjacent independent retail verticals and, over time, into markets outside of the United States and Canada. Entering new verticals may require new hardware formats, new software functionality, new distribution relationships and different pricing, and retailers in those verticals may already use competing POS systems or may be served more effectively by specialized providers. International expansion would expose NRS to additional risks, including local payment infrastructure, licensing and regulatory requirements, differing data protection regimes, currency and repatriation risk, local competition, and the need to establish local sales, service and support capabilities. These initiatives require management attention and capital, may divert resources from NRS’ core markets, and may not generate the returns we expect.

We may not realize the anticipated benefits of acquisitions, including our acquisition of a controlling interest in OnCore Digital.

During fiscal 2026, we acquired an 80% controlling interest in OnCore Digital, a digital media brokerage whose ad technology, demand relationships and publisher network we intend to integrate with the NRS screen network and NRS’ first-party transaction data in order to improve the monetization of NRS’ advertising inventory. Acquisitions of this type present risks, including the diversion of management attention; difficulties in integrating technology, personnel, processes and commercial relationships; the retention of key employees, demand partners and publishers; the assumption of unknown or contingent liabilities; the presence of minority interests and earn-out arrangements that may not fully align incentives; and the impairment of goodwill and other intangible assets if the acquired business does not perform as expected. We may not realize the revenue, margin or strategic benefits we expect from OnCore Digital or from any future acquisition.

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

Changes in U.S. immigration policy and enforcement could reduce the size of our target market and adversely affect Boss Money.

A substantial majority of the customers of Boss Money, our international money transfer business, and of certain of our other consumer offerings, are first- and second-generation immigrants to the United States who send funds to family members and others in their countries of origin. The size of our addressable market, and demand for our services, is therefore closely tied to the number of foreign-born individuals residing and working in the United States and their ability to earn and transmit income.

Beginning in 2025, the U.S. federal government has significantly increased immigration enforcement activity, including removals of individuals who have resided in the United States for extended periods, and has reduced or suspended a number of lawful immigration pathways. These actions have included the termination of Temporary Protected Status designations covering nationals of numerous countries, including several of the countries to which our customers send money; the suspension or curtailment of refugee, humanitarian parole and other admissions programs; restrictions on visa processing for nationals of a large number of countries; and a marked decline in new entries at the southern border.

To the extent these or similar measures continue or expand, the population of individuals in the United States who send money abroad could contract, individuals who lose work authorization could experience reduced income and remit less, and customers who fear enforcement action may reduce their use of formal, in-person or identity-verified channels. Any of these outcomes could reduce our transaction volumes, revenues and profitability.

Immigration policy is subject to executive action, legislation and ongoing litigation, and we cannot predict the timing, scope or duration of future changes. A sustained reduction in the immigrant population of the United States, or in the ability of that population to work and send money abroad, could have a material adverse effect on our business, results of operations and financial condition.

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

net2phone depends on several third-party providers to provide service to maintain its operations. net2phone does not have control over these providers, and some of these providers are also its competitors. net2phone may be subject to interruptions or delays in their service and its reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to net2phone, including but not limited to: (i) a loss of customers, (ii) adverse impact on its reputation, (iii) negative publicity, (iv) negative impact on its ability to acquire customers, (v) negative impact on its revenue and profitability, (vi) potential lawsuits for not reaching emergency E-911 services, and (vii) potential lawsuits for loss of business and loss of reputation.

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

E-911 and other emergency service providers. net2phone maintains an agreement with an E-911 provider to assist it in routing and terminating emergency calls directly to an emergency service dispatcher at the public-safety answering point, or PSAP, in the customer’s registered location. net2phone also contracts with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer’s telephone number and registered location information. If a customer moves their service to a new location, the customer’s registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an E-911 call. This can lead to delays in the delivery of emergency services. Interruptions in service from these vendors could also cause failures in net2phone’s customers’ access to E-911 services and expose it to liability.

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

net2phone primarily sells Polycom, Yealink and Grandstream-branded desktop devices, although it supports other third-party devices as well. These desktop devices are being manufactured by vendors in China. Recent supply-chain challenges in China and global ramifications of supply-chain difficulties, the U.S. trade war with China, including trade protection measures such as tariffs, and the effects of any new wave of COVID-19 infections or another pandemic may cause disruptions in obtaining its desktop devices. This may increase pricing, slow delivery times or may force net2phone to find other third-party manufacturers for its branded desktop devices.

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

Selling to larger enterprise customers also contains inherent risks and uncertainties. The loss of a key customer or the failure of some to renew or to continue to recommend net2phone’s products may have a material negative impact on its results. net2phone has a limited history of selling its services to larger businesses and may experience challenges in configuring and providing ongoing support for the products it sells to large customers. Larger customers’ networks are often more complex than those of smaller customers, and the configuration of services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to net2phone the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customers or lack of local resources may prevent net2phone from properly configuring its services for these customers, which can in turn adversely impact the quality of services that it delivers over its customers’ networks, and/or may result in delays in the implementation of its services and impact the quality and ability to continue to provide the services. This could also create a public perception that net2phone is unable to deliver high-quality service to its customers, which could harm its reputation. In addition to the foregoing, larger customers tend to require higher levels of customer service and individual attention, which may increase net2phone’s costs for implementing and delivering services.

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

Subscriptions and related usage by existing customers may decrease if:

■	customers are not satisfied with the services, prices or the functionality of net2phone’s products;
■	the stability, performance or security of net2phone’s products is not satisfactory;
■	the U.S. or global economy declines;
■	net2phone’s customers’ business or demand for net2phone’s services declines due to industry cycles, seasonality, business difficulties or other reasons;
■	customers favor products offered by other providers, particularly as competition continues to increase;
■	alternative technologies, products or features emerge or gain popularity that net2phone does not provide;
■	net2phone’s customers or potential customers experience financial difficulties; or
■	fewer customers purchase services from net2phone.

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

At July 31, 2026, we had cash, cash equivalents, debt securities, and current equity investments of $271.9 million (excluding restricted cash and cash equivalents). Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities, and equity investments could be materially and adversely affected.

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

We may be required to record impairment charges against goodwill and other intangible assets.

As a result of acquisitions completed within our NRS, BOSS Money, and net2phone businesses, our consolidated balance sheet includes goodwill and other intangible assets. We test goodwill for impairment at least annually, and we test goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A sustained decline in the operating performance or projected cash flows of a reporting unit, an increase in discount rates, a sustained decline in the trading price of our Class B common stock, or adverse changes in the markets in which these businesses operate could result in a non-cash impairment charge. Any such charge could be material and would reduce our reported results of operations in the period in which it is recorded.

We may reduce, suspend, or discontinue our dividend or our share repurchase program.

In March 2024, our Board of Directors initiated a quarterly cash dividend on our Class A and Class B common stock, and it has increased that dividend twice since then, most recently in May 2026. We also maintain a share repurchase program. Our Board of Directors is under no obligation to declare dividends or to repurchase shares, and any determination to do so will depend on our results of operations, cash requirements, financial condition, capital allocation priorities, and other factors that our Board of Directors considers relevant. A reduction, suspension, or discontinuation of our dividend or of repurchases under our repurchase program, including in order to allocate capital to acquisitions or to organic investment in our growth businesses, could adversely affect the trading price of our Class B common stock.

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

We may incur costs in complying with, or face exposure from the failure to comply with, laws, regulations or initiatives regarding greenhouse gas emissions or reporting of our direct and indirect emissions.

Several states have either passed (California) or are drafting (e.g., Washington, New York, Illinois, and Minnesota) what is being referred to as “sustainability legislation.” This class of legislation generally requires companies generating certain levels of annual revenue (either globally or in the relevant state) and who have a presence in the relevant state to report data on the impact of the company on the environment, including as to direct and indirect greenhouse gas emissions or other factors believed to impact climate. Each company that meets the requirements will be required to report the data to a state regulator and may also be required to post the data online. Significant monetary penalties may apply to companies that fail to report in a timely manner. We believe that we will be required to report under the California legislation, and may also be subject to other states’ legislation, if passed. We are currently evaluating the resources necessary to comply with the law. While, barring unforeseen circumstances, we anticipate meeting the requirements in a timely manner, there can be no assurance that we will do so.

In addition, many foreign jurisdictions have enacted laws and regulations mandating certain reporting related to direct and indirect greenhouse gas emissions by businesses operating in those areas. Our costs to comply with any legislation, regulations or initiatives may be significant and we could be exposed to fines and penalties and other negative impacts on our businesses if we do not comply with the laws and regulations that apply to us.

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

Several states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license. We hold licenses to operate as a money transmitter in 48 U.S. states and Washington, D.C. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

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

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. In the United States, the California PUC has expanded its authority to regulate interconnected VoIP. Other states are expected to follow the California PUC’s lead. If interconnected VoIP services become subject to state regulation and/or additional regulation by the FCC, such regulation will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds over traditional telecommunications services by virtue of its lesser regulatory oversight. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, and results of operations.

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

The acceptance of telecommunications services is dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of emergency 911 service, and the quality of service we provide to our customers. The failure of our products and services to comply or delays in compliance with various existing and evolving standards could delay future offerings and impact our revenues and profitability. Changes to the Universal Service Fund by the FCC or various state Universal Service Funds may require us to increase our cost which could negatively affect revenue and profitability.

We are subject to Federal laws and FCC regulations that require us to protect customer information. While we have protections in place to protect customer information there is no assurance that our systems will not be subject to failure or intentional fraudulent attack. The failure to protect required information could subject us to penalties and diminish the confidence our customers have in our systems, which could negatively affect results. While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our customers’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of customer confidence in our services and ultimately in a loss of customers, which could materially and adversely affect our business as well as subject us to lawsuits, civil fines and criminal penalties.

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

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. However, there is no guarantee that such systems and processes will not experience failures. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the FTC, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

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

The GDPR and the Data Protection Act in the United Kingdom are intended to protect the privacy and security of personal data, including credit card information that is collected, processed, and transmitted in or from the relevant jurisdiction. We stopped hosting websites in GDPR-compliant countries or countries from which the bulk of business came from countries subject to GDPR. We also took steps to block those countries from accessing any other sites we host. While we do not currently provide services in countries where compliance would be required and are therefore not required to be compliant, if we did provide those services or otherwise were required to become compliant, implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows.

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

A significant and increasing portion of our transactions are processed using debit cards, credit cards, and other digital payment methods. The banks, credit card companies, networks, and other payment processing providers impose strict regulatory, compliance, system, and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the PCI DSS, each of which is subject to change at any time. Compliance with PCI DSS does not guarantee a completely secure environment and notwithstanding the results of this assessment, there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance with PCI DSS is an ongoing effort, and the requirements evolve as new threats are identified. Compliance with these requirements is often difficult and costly, and our failure, or our counterparty’s failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, or liability under or termination of necessary agreements, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well.

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

Regulatory treatment of VoIP providers outside the United States varies from country to country and among local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in our international markets and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional countries there may be additional regulations that we are required to comply with, the failure of complying or properly assessing regulations may subject us to penalties, fines, and other actions that could materially affect our business.

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

The principle that Internet service providers should treat all Internet communications equally and not charge users different rates for various tiers of service or prioritize certain traffic while blocking or slowing down others, is called net neutrality. On January 4, 2018, the FCC released an order that largely repealed prior FCC rules that prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. In April 2024, the FCC adopted an order that reclassified broadband internet access service as a telecommunications service and reinstated net neutrality rules. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit set aside that 2024 order in its entirety, holding that broadband internet access service is an information service and that the FCC therefore lacks statutory authority to impose net neutrality requirements on broadband providers. As a result, the FCC’s January 2018 order remains in effect.

Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. However, there is no guarantee that they will not do so in the future. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, and we would likely lose revenue and profits. We would probably incur legal fees in an attempt to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, or increase our costs thereby reducing our profitability, or make our services less competitive if we increase our rates to our customers.

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

Howard S. Jonas, our Chairman and Chairman of the Board of Directors, controls a majority of the voting power of our capital stock. As of September 21, 2026, Mr. Jonas has voting power over 1,574,326 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 2,515,451 shares of our Class B common stock, representing approximately 70.6% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control all matters requiring approval by our stockholders, including the election of all the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

We engage in transactions with entities affiliated with our Chairman, and we may be permitted to rely on governance accommodations available to controlled companies.

We occupy office space in Jerusalem, Israel that is owned by Rafael Holdings, Inc., an entity affiliated with Howard S. Jonas, and we have from time to time entered into other transactions and arrangements with entities affiliated with Mr. Jonas. Transactions with affiliates present potential conflicts of interest, and although such transactions are subject to review under our related-party transaction policies, their terms may differ from those that we could obtain from an unaffiliated third party. In addition, because Mr. Jonas controls a majority of the combined voting power of our capital stock, we may qualify as a “controlled company” under the New York Stock Exchange listing standards and may elect not to comply with certain of the corporate governance requirements applicable to other listed companies. To the extent we rely on any of those exemptions, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of those requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication, endpoint detection and response, network segmentation, email and web filtering, vulnerability and patch management, encryption, and centralized logging and monitoring of security events. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. We also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

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

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets.  We also seek to include security, confidentiality and incident-notification requirements in our agreements with key providers, monitor our external attack surface and cloud environments for misconfigurations and exposures, and evaluate the security of the software and artificial intelligence tools we adopt.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises. We maintain a cybersecurity incident response plan that establishes procedures for detecting, containing, investigating and remediating incidents; for escalating incidents to senior management, the Audit Committee and, where appropriate, law enforcement; and for evaluating, together with our legal counsel and senior management, whether an incident is material and requires public disclosure or regulatory or customer notification.

Governance of cybersecurity risk management

Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. Our Audit Committee of our Board of Directors assists the Board of Directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The Audit Committee, in turn, periodically reports on its review with the Board of Directors. Our Global Chief Information Officer and Chief Information Security Officer (“CIO/CISO”) reports to the Audit Committee at least quarterly on the state of our cybersecurity program, including significant threats and incidents, the results of internal and third-party assessments, and remediation efforts, and is expected to inform the Audit Committee and senior management promptly of any cybersecurity incident that could be significant to the Company

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Our cybersecurity program is led by our CIO/CISO, who has served us for approximately 30 years and has approximately 30 years of experience in information security and information technology, including an offensive security background and extensive experience directing the investigation of, response to and remediation of cyberattacks and fraud schemes, coordinating with federal law enforcement and industry partners, and evaluating and deploying security technologies. The CIO/CISO oversees our global information security team, whose members hold relevant industry certifications and have experience in security operations, threat intelligence, incident response, penetration testing, cloud and network security, and governance, risk and compliance, and works closely with the technology and operational leaders of each of our business segments to address risks specific to their operations. The CIO/CISO and the information security team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through security monitoring and alerting, threat intelligence, internal and third-party assessments, and reports from our business units and service providers, and reports regularly to senior management and to the Audit Committee.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incident, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

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

On September 21, 2026, there were 243 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of our Class A common stock are beneficially owned by Howard S. Jonas, our Chairman and Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On September 21, 2026, the last sales price reported on the New York Stock Exchange for our Class B common stock was $69.84 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid from fiscal 2018 until fiscal 2024.

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. In fiscal 2024, we paid aggregate cash dividends of $2.5 million on our Class A and Class B common stock.

In March 2025, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock to $0.06 per share from $0.05 per share.

In May 2026, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock to $0.07 per share from $0.06 per share.

In fiscal 2026 and fiscal 2025, we paid aggregate cash dividends of $6.5 million and $5.6 million, respectively.

On September 22, 2026, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.07 per share payable on or about October 14, 2026 to stockholders of record as of the close of business on October 5, 2026.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Performance Graph of Stock

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2026.

				Maximum
				Number of
			Total Number of	Shares
			Shares Purchased	that May
	Total		as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs	or Programs (2)
May 1 – 31, 2026	—	$—	—	3,790,777
June 1 – 30, 2026	—	$—	—	3,790,777
July 1 – 31, 2026	30,752	$65.00	30,752	3,760,025
Total	30,752	$65.00	30,752

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report generally discusses fiscal 2026 and fiscal 2025 items and year-to-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting estimates are estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Our critical accounting estimates include those related to goodwill impairment testing, valuation of long-lived assets, allowance for credit losses, and income taxes, sales taxes. See Note 1 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report for a complete discussion of our significant accounting policies.

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

The carrying amount of our goodwill by reporting unit was as follows:

(in millions)
July 31,	2026	2025
Retail Communications	$11.3	$11.3
net2phone	9.9	9.9
Fintech	3.2	3.2
IDT Digital Payments	2.1	2.1
TOTAL	$26.5	$26.5

For our annual goodwill impairment tests as of May 1, 2026 and 2025, we performed qualitative assessments for all of our reporting units that indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in any impairments.

We do not believe we are currently at risk of goodwill impairment based on qualitative assessments of our reporting units for the three months ended July 31, 2026. We considered several factors in these qualitative assessments including (i) the business enterprise value of the reporting unit from the last quantitative test and the excess of the fair value over carrying value, (ii) macroeconomic conditions including changes in interest rates and discount rates, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget of the reporting unit.

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

There were no such events or changes in circumstances in fiscal 2026 or fiscal 2025. If we determine that events or changes in circumstances indicate the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections for specific assets and fair value estimates of assets require significant estimates and assumptions by management that have a significant level of estimation uncertainty. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Allowance for Credit Losses on Accounts Receivable

Our allowance for credit losses was $6.9 million and $9.1 million at July 31, 2026 and 2025, respectively. The decrease was partially due to the write-off of aged net2phone trade accounts receivable and the related allowance. The allowance as a percentage of gross trade accounts receivable decreased to 10.2% at July 31, 2026 from 17.5% at July 31, 2025 because, at July 31, 2026 compared to July 31, 2025, gross trade accounts receivable increased 30.3% and the allowance decreased 23.7%. The most significant increase in the trade accounts receivable balance at July 31, 2026 compared to July 31, 2025 was in NRS, due to trade accounts receivable generated by the post-acquisition operations of NRS OnCore, the entity through which the Company operates the business acquired from Oncore Digital (see Note 2 to our Consolidated Financial Statements).

We maintain an allowance for credit losses on our trade accounts receivable based on a forward-looking current expected credit loss ("CECL") model. In estimating expected credit losses, we consider the probability of recoverability of accounts receivable based on historical write-off experience, net of recoveries, current collection trends, the aging of accounts receivable, and general economic factors, including bankruptcy rates. Allowances generally increase as receivables age, and specific accounts may be fully reserved when known collection issues exist, such as pending bankruptcies. Account balances are written off against the allowance when recovery is determined to be unlikely. We have elected the practical expedient under ASU 2025-05 for our current trade accounts receivable. Under this expedient, rather than developing separate forecasts of future economic conditions, we assume in estimating expected credit losses that current conditions as of the balance sheet date will not change over the assets' remaining lives.

Our allowance for credit losses estimate is subject to change due to new developments, changes in assumptions or changes in our strategy. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivable may materially differ from our estimates.

Income Taxes and Sales Taxes

Our current and deferred income taxes and associated valuation allowance and accruals for sales taxes, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount of income taxes and sales taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, judgments about the potential results of audits and applicability of regulatory agency rules and regulations, as well as judgments and assumptions about changes in income tax, sales tax, and regulatory agency laws, rules, or regulations.

The valuation allowance on our deferred income tax assets was $11.6 million and $14.9 million at July 31, 2026 and 2025, respectively. In fiscal 2026, we decreased the valuation allowance by $3.3 million, due to profitability in the United Kingdom as well as restructuring of foreign operations. In fiscal 2025, we decreased the valuation allowance by $3.4 million, due to profitability in the United Kingdom, offset by $4.7 million of additions in other jurisdictions.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages, making the guidance neutral to different software development methodologies, including Agile and other iterative approaches. The amendments are effective for us for annual reporting periods beginning August 1, 2028 (fiscal year 2029), with early adoption permitted. An entity may apply the amendments prospectively, retrospectively, or on a modified retrospective basis. Based on our preliminary assessment, we do not expect adoption to have a material effect on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about an entity’s expenses by requiring more detailed information about the types of expenses underlying commonly presented income statement captions. The amendments will require us to disclose, in tabular format at each interim and annual reporting period, disaggregated information about prescribed expense categories underlying relevant income statement captions, as well as the total amount of selling expense and a qualitative description of the composition of amounts not separately disclosed. The amendments are effective for our fiscal year beginning on August 1, 2027 (fiscal year 2028) and for interim periods beginning August 1, 2028 (fiscal year 2029), with early adoption permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented, and we are currently evaluating the timing of adoption and the transition method. We do not expect adoption to have a material effect on our financial position or results of operations, but expect that adoption will result in additional disclosures in the notes to our consolidated financial statements.

RESULTS OF OPERATIONS

We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of consolidated results of operations.

As of July 31, 2026, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 82.3% of the outstanding shares of NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.0% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

Reclassifications

During fiscal 2026, we reclassified certain prepaid expenses to trade accounts receivable. Specifically, in the consolidated balance sheet at July 31, 2025, $2.1 million previously reported within "Prepaid expenses" was reclassified to "Trade accounts receivable." In the consolidated statements of cash flows for the fiscal years ended July 31, 2025 and 2024, cash provided by (used in) operating activities of $0.5 million and $(1.0) million, respectively, previously reported within "Prepaid expenses, other current assets, and other assets" were reclassified to "Trade accounts receivable."

During fiscal 2026, we also reclassified settlement assets and disbursement prefunding in the consolidated statements of cash flows, which had previously been included within "Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets." In the consolidated statements of cash flows for the fiscal years ended July 31, 2025 and 2024, cash (used in) provided by operating activities of ($13.9) million and $8.2 million respectively, previously reported within "Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets" were reclassified to be presented as a separate line item, "Settlement assets and disbursement prefunding."

Concentration of Customers

While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.5%, 8.9%, and 10.3% of our consolidated revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Our customers with the five largest receivables balance collectively accounted for 9.9% and 20.4% of our consolidated gross trade accounts receivable at July 31, 2026 and 2025, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers.

Explanation of Performance Metrics

Our results of operations discussion may include the following performance metrics:

■	for NRS: active point-of-sale, or POS, terminals, payment processing accounts, recurring revenue, and monthly average recurring revenue per terminal;
■	for the BOSS Money business within the Fintech segment: digital and retail transactions, digital and retail revenue, average BOSS Money revenue per transaction, and send volume;
■	for net2phone: seats and subscription revenue; and
■	for Traditional Communications: minutes of use.

NRS utilizes two performance metrics to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are POS terminals that have completed at least one transaction in the calendar month. They exclude POS terminals that have not been fully installed by the end of the month. Payment processing accounts are accounts that can generate revenue. They exclude accounts that have been approved but not activated.

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

net2phone’s UNITE (UCaaS) and uContact (CCaaS) offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone AI Agent and Coach (an AI-based contact center performance optimization tool) offerings are priced according to fixed bundles of interaction credits. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP including its AI Agent bundled offerings but excluding sales of its equipment revenue and revenue generated by a legacy SIP Trunking offering in Brazil. Trends and comparisons between periods for these metrics are used in the analysis of revenue, direct cost of revenue, and gross profit.

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

Year Ended July 31, 2026 compared to Year Ended July 31, 2025

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31,	2026	2025	2024
REVENUES:
NRS	12.3%	10.5%	8.6%
Fintech	13.6	12.6	10.0
net2phone	7.4	7.1	6.8
Traditional Communications	66.7	69.8	74.6
TOTAL REVENUES	100.0	100.0	100.0
DIRECT COST OF REVENUES	61.7	63.8	67.6
GROSS PROFIT	38.3	36.2	32.4
OPERATING EXPENSES:
Selling, general and administrative	24.5	23.4	22.4
Technology and development	4.3	4.1	4.2
Severance	0.1	—	0.1
Other operating expense, net	0.0	0.5	0.3
TOTAL OPERATING EXPENSES	28.9	28.0	27.0
INCOME FROM OPERATIONS	9.3	8.2	5.4
Interest income, net	0.5	0.5	0.4
Other income (expense), net	0.2	(0.1)	(0.7)
INCOME BEFORE INCOME TAXES	10.0%	8.6%	5.1%

NRS Segment

NRS, which represented 12.3%, 10.5%, and 8.6% of our total revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, operates a POS network in the United States and Canada that provides independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform also provides marketers with retail media advertising and transaction data.

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$/#	%	$/#	%
Revenues:
Recurring	$151.9	$122.6	$96.9	$29.3	23.9%	$25.7	26.6%
Other	7.5	6.2	6.2	1.3	21.9	—	(1.5)
Total revenues	159.4	128.8	103.1	30.6	23.8	25.7	24.9
Direct cost of revenues	(12.8)	(11.9)	(11.6)	(0.8)	6.9	0.3	2.6
Gross profit	146.6	116.9	91.5	29.8	25.5	25.4	27.7
Selling, general and administrative	(96.1)	(78.0)	(62.6)	(18.1)	23.1	15.4	24.5
Technology and development	(10.8)	(8.7)	(7.1)	(2.1)	24.1	1.6	22.8
Other operating expense, net	(0.5)	(2.4)	(0.2)	1.9	nm	2.2	nm
Income from operations	$39.3	$27.8	$21.6	$11.5	41.6%	$6.2	28.3%

Gross margin percentage	92.0%	90.7%	88.7%	1.3%		2.0%

nm—not meaningful

(in thousands)				2026 change from 2025		2025 change from 2024
July 31,	2026	2025	2024	#	%	#	%
Active POS terminals	40.4	37.2	32.1	3.2	8.7%	5.1	15.8%
Payment processing accounts	29.4	26.5	21.3	2.9	10.9%	5.2	24.1%

Revenues. Revenues increased in fiscal 2026 compared to fiscal 2025 driven primarily by continued growth in recurring revenue, reflecting the expansion of NRS’ retailer network, increased penetration of payment processing services, improved payment processing economics, retail customers' increasing use of credit/debit cards rather than cash at NRS locations, and increased software revenue per terminal as retailers increasingly adopted premium software as a service (SaaS) features and functionalities. Net additions of POS terminals and NRS Pay accounts moderated compared to fiscal 2025, though both continued to grow at double-digit rates. Growth in recurring revenue was increasingly driven by higher revenue per terminal.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2026 compared to fiscal 2025 driven primarily by higher direct costs associated with the increased scope of NRS’ operations and increased sales, including increased costs related to POS terminal sales and merchant services. Direct costs of revenues increased at a slower rate than revenue, contributing to an increase in gross margin.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2026 compared to fiscal 2025 primarily driven by increases in personnel-related costs and other operating expenses supporting NRS’ continued growth. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense was 60.3%, 60.6%, and 60.7% in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Technology and Development. Technology and development expense increased in fiscal 2026 compared to fiscal 2025 primarily driven by general ongoing business investments to develop premium software services provided through the NRS platform, to develop offerings for new markets, and in other development and operations supporting our business platforms.

Fintech Segment

Fintech, which represented 13.6%, 12.6%, and 10.0% of our total revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; (ii) IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank; (iii) IDT Services Limited (“IDTS”), a Malta-based electronic money institution; and (iv) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”), that processes disbursement payments, which we refer to as the Disbursement Payments VIE.

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$/#	%	$/#	%
Revenues:
BOSS Money	$156.7	$139.8	$108.3	$16.8	12.0%	$31.5	29.1%
Other	19.3	14.8	12.4	4.5	30.7	2.4	19.3
Total revenues	176.0	154.6	120.7	21.4	13.8	33.9	28.1
Direct cost of revenues	(66.3)	(63.9)	(53.4)	(2.5)	3.9	10.5	19.6
Gross profit	109.7	90.7	67.3	18.9	20.8	23.4	34.8
Selling, general and administrative	(77.9)	(66.2)	(59.6)	(11.7)	17.7	6.6	11.0
Technology and development	(10.2)	(9.1)	(9.5)	(1.1)	12.1	(0.4)	(4.6)
Other operating (expense) gain, net	(0.1)	—	1.7	(0.0)	nm	(1.7)	(100.0)
Income (loss) from operations	$21.5	$15.4	$(0.1)	$6.1	39.5%	$15.5	nm

Gross margin percentage	62.3%	58.7%	55.8%	3.6%		2.9%

nm—not meaningful

Revenues. Revenues increased in fiscal 2026 compared to fiscal 2025 driven by higher digital transaction volumes initiated on the BOSS Money and BOSS Revolution Calling apps in addition to higher foreign currency exchange revenues to select regions, mainly Guatemala and Mexico. BOSS Money continued to benefit from cross-marketing to BOSS Revolution and IDT Digital Payments retail customers.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2026 compared to fiscal 2025 primarily due to increases in BOSS Money’s direct cost of revenues, consistent with the growth in BOSS Money revenue. As transaction volumes increase, associated payout and processing fees also increase, partially offset by us reducing the transaction fee that we pay to our money transfer payors. Direct cost of revenues increased at a slower rate than revenue, reflecting continued growth in the higher-margin digital channel relative to the retail channel, contributing to an increase in gross margin.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2026 compared to fiscal 2025 primarily due to higher debit and credit card processing charges, chargebacks, and other operating costs associated with growth in BOSS Money’s digital transaction activity. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense was 44.3%, 42.8%, and 49.4% in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Technology and Development. Technology and development expense increased in fiscal 2026 compared to fiscal 2025 primarily due to increases in employee compensation, including non-cash compensation, and other development-related costs, partially offset by lower depreciation and amortization expense.

net2phone Segment

The net2phone segment, which represented 7.4%, 7.1%, and 6.8% of our total revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, is comprised of net2phone’s communications and workflow solutions including UCaaS, CCaaS, net2phone AI Agent and Coach solutions.

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$/#	%	$/#	%
Revenues:
Subscription	$94.9	$85.7	$78.4	$9.2	10.7%	$7.3	9.4%
Other	1.7	2.2	3.9	(0.4)	(18.8)	(1.7)	(46.0)
Total revenues	96.6	87.9	82.3	8.8	10.0	5.6	6.7
Direct cost of revenues	(18.8)	(18.2)	(17.2)	(0.6)	3.5	1.0	5.4
Gross profit	77.8	69.7	65.1	8.1	11.7	4.6	7.1
Selling, general and administrative	(56.3)	(52.4)	(52.6)	(3.9)	7.5	(0.2)	(0.4)
Technology and development	(12.3)	(11.7)	(10.8)	0.6	5.3	0.9	8.3
Severance	(0.1)	(0.1)	(0.1)	(0.0)	24.1	—	5.7
Other operating (expense) gain, net	(0.0)	(0.6)	0.1	(0.6)	nm	(0.7)	nm
Income from operations	$9.1	$4.9	$1.7	$4.2	83.9%	$3.2	194.4%

Gross margin percentage	80.6%	79.3%	79.1%	1.3%		0.2%

nm—not meaningful

(in thousands)				2026 change from 2025		2025 change from 2024
July 31,	2026	2025	2024	#	%	#	%
Seats served	447	422	396	25	5.9%	26	6.4%

Revenues. net2phone’s revenues increased in fiscal 2026 compared to fiscal 2025 primarily due to increased UCaaS and CCaaS services revenue, primarily reflecting an increase in seats served during the respective periods. The increase was augmented by the impact of the increase in relatively higher revenue per seat CCaaS seats served, by the positive foreign currency impact of strengthening local currencies versus the U.S. dollar in certain Latin American markets, and by the introduction of agentic AI offerings in fiscal 2026.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2026 compared to fiscal 2025 primarily due to the costs incurred serving the expanded number of seats served. Direct costs increased at a slower rate than revenue, reflecting the relatively rapid growth of higher-margin CCaaS seats compared to UCaaS.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2026 compared to fiscal 2025 primarily due to increases in compensation and sales commissions, as well as increases in marketing and consulting expenses. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 58.2% from 59.6% and 63.9% in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Technology and Development. Technology and development expense increased in fiscal 2026 compared to fiscal 2025 primarily due to increases in employee compensation, maintenance, cloud services, and depreciation and amortization expenses.

Traditional Communications Segment

The Traditional Communications segment, which represented 66.7%, 69.8%, and 74.6% of our total revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and (iii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$/#	%	$/#	%
Revenues:
IDT Digital Payments	$429.2	$416.3	$407.4	$12.9	3.1%	$8.9	2.2%
BOSS Revolution	180.3	211.2	263.2	(30.9)	(14.6)	(52.0)	(19.8)
IDT Global	231.5	209.6	201.1	21.9	10.5	8.5	4.2
Other	24.9	23.1	27.9	1.8	7.9	(4.8)	(16.9)
Total revenues	865.9	860.2	899.6	5.7	0.7	(39.4)	(4.4)
Direct cost of revenues	(703.3)	(691.3)	(733.4)	(11.9)	1.7	(42.1)	(5.7)
Gross profit	162.6	168.9	166.2	(6.2)	(3.7)	2.7	1.6
Selling, general and administrative	(75.6)	(79.9)	(84.9)	4.3	(5.4)	(5.0)	(5.9)
Technology and development	(22.5)	(21.5)	(23.1)	(1.0)	4.5	(1.6)	(7.0)
Severance	(0.9)	(0.8)	(1.6)	(0.2)	26.5	(0.8)	(53.0)
Other operating expense, net	(0.2)	(0.2)	(0.2)	(0.0)	0.0	—	(11.6)
Income from operations	$63.4	$66.5	$56.4	$(3.1)	(4.7)%	$10.1	17.9%

Gross margin percentage	18.8%	19.6%	18.5%	(0.8)%		1.1%

Minutes of use:
BOSS Revolution	989	1,303	1,772	(314)	(24.1)%	(469)	(26.4)%
IDT Global	6,177	5,681	5,702	496	8.7%	(21)	(0.4)%

Revenues. Revenues for the Traditional Communications segment increased in fiscal 2026 compared to fiscal 2025 primarily due to higher revenues from IDT Global and IDT Digital Payments, which more than offset the decline in BOSS Revolution revenues. IDT Global revenues increased primarily due to higher international long-distance traffic volumes and improved product mix, while IDT Digital Payments revenues increased due to higher transaction volumes and continued growth in digital payment channels. The decline in BOSS Revolution revenues reflected industry-wide trends, including the proliferation of unlimited calling plans and free over-the-top voice and messaging services, which have reduced demand for prepaid international calling plans.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2026 compared to fiscal 2025 reflecting higher minutes of use for IDT Global and associated network and carrier costs, as well as higher direct cost of revenues associated with IDT Digital Payments reflecting increased transaction volumes, partially offset by lower minutes of use and associated network and settlement costs in BOSS Revolution, and the ongoing rotation within IDT Digital Payments from its lower margin retail channel to higher margin digital consumer offerings.

Selling, General and Administrative. Selling, general and administrative expense decreased in fiscal 2026 compared to fiscal 2025 primarily due to decreases in compensation, sales commissions, bad debt expense, and marketing expense, partially offset by an increase in non-cash compensation expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense was 8.7%, 9.3%, and 9.4% in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Technology and Development. Technology and development expense increased in fiscal 2026 compared to fiscal 2025 primarily due to increases in employee compensation, including non-cash compensation, partially offset by decreases in cloud services, and depreciation and amortization expenses.

Corporate

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$	%	$	%
General and administrative	$(12.5)	$(11.1)	$(10.5)	$(1.4)	12.3%	$0.6	6.3%
Other operating income (expense), net	0.4	(3.1)	(4.4)	3.5	(111.7)	(1.3)	(28.8)
Loss from operations	$(12.1)	$(14.2)	$(14.9)	$2.1	(14.7)%	$0.7	4.3%

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

General and Administrative. Corporate general and administrative expense increased in fiscal 2026 compared to fiscal 2025 primarily because of employee-related costs and overhead expenses during the period. As a percentage of our consolidated revenues, Corporate general and administrative expense was 1.0%, 0.9%, and 0.9% in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Other Operating Income (Expense), net. Corporate other operating income increased in fiscal 2026 compared to fiscal 2025, primarily due to a decrease in expense related to the settlement of litigation associated with the Straight Path Communications Inc. class action (see Note 23—Commitments and Contingencies).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $10.5 million and $3.1 million in fiscal 2026 and fiscal 2025, respectively.

The increase reflects expense recognized in connection with DSUs granted to executive officers and employees under the Company's long-term incentive programs. The fiscal 2026 three-year DSU grant was made on September 18, 2025, however, as provided for in the incentive compensation program, the relevant vesting dates are February 17, 2026, February 16, 2027, and February 15, 2028. Accordingly, the vesting periods for determining the amortization of the related charges were shorter than twelve and twenty-four months, resulting in an accelerated charge during the first quarters following the grant date. In addition, the grant-date fair value of the DSUs was higher than then in the previous year, as it was determined using a base stock price of $50.90 per share, reflecting the price of the Company's Class B common stock as of the date of internal discussions related to the grant (February 2025), rather than the closing market price of $67.91 per share on the actual grant date of September 18, 2025, resulting in greater value being placed on the grants for accounting purposes.

As of July 31, 2026, there was an aggregate of $6.4 million in unrecognized compensation cost related to non-vested stock options, DSUs and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2029.

(in millions)				2026 change from 2025		2025 change from 2024
Year ended July 31,	2026	2025	2024	$	%	$	%
Income from operations	$121.2	$100.4	$64.7	$20.7	20.7%	$35.7	55.1%
Interest income, net	6.6	6.1	4.8	0.4	7.2	1.3	28.5
Other income (expense), net	2.2	(0.7)	(7.6)	3.0	(414.9)	6.9	90.6
(Provision for) benefit from income taxes	(34.9)	(24.7)	6.4	(10.2)	41.2	(31.1)	(488.7)
Net income	95.1	81.1	68.3	14.0	17.2	12.8	18.9
Net income attributable to noncontrolling interests	(8.5)	(5.0)	(3.8)	(3.4)	67.7	(1.2)	(32.4)
Net income attributable to IDT Corporation	$86.6	$76.1	$64.5	$10.5	13.8%	$11.6	18.1%

Other income (expense), net. Other income (expense), net consists of the following:

(in millions)
Year ended July 31,	2026	2025	2024
Foreign currency transaction gains (losses)	$0.2	$0.3	$(3.8)
Equity in net loss of investee	(1.6)	(2.7)	(3.5)
Gains on investments	3.4	1.6	0.2
Other	0.2	0.1	(0.5)
TOTAL	$2.2	$(0.7)	$(7.6)

We have an investment in shares of convertible preferred stock of MarketSpark Inc., a communications company (“MarketSpark”). As of both July 31, 2026 and 2025, our ownership was 33.4% of MarketSpark’s outstanding shares on an as-converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of MarketSpark but do not have a controlling interest. We determined that on the dates of the acquisitions of MarketSpark’s shares, there were differences between our investment in MarketSpark and our proportional interest in the equity of MarketSpark of an aggregate of $8.2 million, which represented the share of MarketSpark’s customer list on the dates of the acquisitions attributed to our interest in MarketSpark. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

(Provision for) Benefit from Income Taxes. With our reacquisition of net2phone in March 2006, its losses were limited under IRC Section 382 to approximately $7.0 million per year. In fiscal 2024, we had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9 million per year. We recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. The change in income tax expense in fiscal 2026 compared to fiscal 2025, excluding the income tax benefit in fiscal 2025 recorded to reflect the $3.3 million release of a valuation allowance in the United Kingdom, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The increase in the net income attributable to noncontrolling interests in fiscal 2026 compared to fiscal 2025 was primarily due to increases in net income attributable to the noncontrolling interests in NRS, net2phone 2.0, and the Disbursement Payments VIE, as well as a decrease in the net loss attributable to noncontrolling interests within Traditional Communications.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2026 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending July 31, 2027.

At July 31, 2026, we had cash, cash equivalents, debt securities, and current equity investments of $271.9 million (excluding restricted cash and cash equivalents) and working capital (current assets in excess of current liabilities) of $303.5 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at July 31, 2026:

(in millions)		Less than
Payments due by period	Total	1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$10.4	$4.4	$4.3	$1.7	$—
Connectivity obligations under service agreements	1.2	1.0	0.2	—	—
Operating leases including short-term leases	2.3	1.4	0.7	0.2	—
TOTAL(1)	$13.9	$6.8	$5.2	$1.9	$—

(1)

The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, which may occur during the 182-day period following the fifth anniversary of the transaction completed on September 29, 2021; an aggregate of $25.6 million in performance bonds, and up to $2.5 million for potential contingent consideration payments related to a business acquisition, that may be payable through April 30, 2027. These amounts have been excluded due to the uncertainty regarding the timing and/or amount of any such payments.

The above table does not include contingent earnout and bonus consideration related to an acquisition with no maximum payment because they are based on the IDT share price and are contingent upon the achievement of revenue, gross profit, and net income milestones, that may be paid through May 1, 2032, which the Company currently believes are not probable to be achieved.

Consolidated Financial Condition

(in millions)
Year ended July 31,	2026	2025	2024
Cash flows provided by (used in):
Operating activities	$91.1	$127.1	$78.2
Investing activities	(47.7)	(20.7)	(0.8)
Financing activities	(30.6)	(23.4)	(17.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4.7	3.4	(3.6)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$17.5	$86.4	$56.6

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, trade accounts receivable, trade accounts payable, and the impact of settlement assets, disbursements prefunding and customer fund deposits.

Settlement assets and disbursements prefunding increased $27.8 million and $47.3 million, respectively, during the year ended July 31, 2026, compared to the prior-year period. The increase in settlement assets reflects a higher level of funds due from customers for pending money-remittances at BOSS Money. The increase in disbursements prefunding reflects, for the most part, higher levels of funds pre-paid to disbursement partners to fulfill expected customer remittance obligations at BOSS Money, and, to a smaller extent, higher levels of pre-payments made to providers of goods and services to fulfill expected customer purchases of goods and services obligations at IDT Digital Payments.

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

Customer fund deposits increased $30.1 million during the year ended July 31, 2026 reflecting balances held on behalf of customers across our prepaid, digital payments, and disbursements programs. These balances are supported by restricted cash and cash equivalents held by IDT Financial Services and our Disbursement Payments VIE and fluctuate based on transaction volume and program activity.

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

As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which we answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against us and found that Plaintiff and the class suffered no damages.

Investing Activities

In fiscal 2026 and fiscal 2025, we deployed $23.1 million and $20.7 million for capital expenditures, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending July 31, 2027 will be $22.5 million to $23.5 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In February 2025, the Company entered into a revolving credit facility with MarketSpark with an aggregate principal amount of up to $2.0 million. Borrowings under the facility bear interest at 12% per annum, payable semiannually, and are due and payable in February 2027. Between February 2025 and July 2025, the Company advanced MarketSpark $1.9 million under the facility. In June 2026, the Company advanced MarketSpark an additional $0.1 million, fully drawing the facility. In July 2026, the Company provided MarketSpark an additional $0.2 million under a new subordinated loan agreement, due and payable in February 2027. As of  July 31, 2026, $2.2 million of principal was outstanding under the revolving credit facility and subordinated loan agreement.

In fiscal 2025, each of MarketSpark’s shareholders, including us, purchased additional shares of MarketSpark’s convertible preferred stock. We paid an aggregate of $0.9 million in fiscal 2025, to purchase additional shares.

Purchases of debt securities and equity investments were $64.4 million and $33.5 million in fiscal 2026 and fiscal 2025, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $43.3 million and $36.3 million in fiscal 2026 and fiscal 2025, respectively.

On May 1, 2026, NRS completed an asset purchase agreement under which it acquired certain assets and assumed certain liabilities of Oncore Digital, Inc. and its wholly owned subsidiaries (“the Acquired Business”). The Acquired Business is a digital media brokerage operation engaged in digital advertising and monetization. In connection with the transaction, the Acquired Business was contributed to a newly formed entity (“NRS OnCore”), in which the sellers retained a 20% noncontrolling interest and NRS obtained an 80% controlling interest. Accordingly, NRS consolidates NRS OnCore under the voting interest model in accordance with ASC 810, Consolidation.  The aggregate purchase consideration was approximately $4.8 million, consisting of $3.3 million in cash and shares of IDT Class B common stock with an aggregate value of $1.5 million, subject to customary post-closing adjustments. In addition, NRS assumed liabilities of $0.1 million in connection with the transaction, resulting in a total acquisition date fair value of $4.9 million. The acquisition is expected to integrate Oncore Digital’s advertising technology, demand relationships, and publisher network with NRS' screen network and first-party transaction data to create a more comprehensive and unified digital advertising offering.

Financing Activities

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. In March 2025, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock to $0.06 per share from $0.05 per share. In May 2026, our Board of Directors increased the quarterly cash dividend on our Class A and Class B common stock to $0.07 per share from $0.06 per share. In fiscal 2026 and fiscal 2025, we paid aggregate cash dividends per share of $0.26 and $0.22, respectively, on our Class A and Class B common stock. In fiscal 2026 and fiscal 2025, we paid aggregate cash dividends of $6.5 million and $5.6 million, respectively.

We distributed cash of $2.7 million and $0.1 million in fiscal 2026 and fiscal 2025, respectively, to the noncontrolling interests in certain of our subsidiaries.

IDT Telecom, Inc. (“IDT Telecom”), our subsidiary, maintains a revolving credit facility with TD Bank, N.A. The commitment under the facility was initially $25.0 million. Effective August 11, 2026, the facility, which was scheduled to mature on August 16, 2026, was amended to extend the maturity date to July 15, 2029. The amendment also increased the facility to provide additional seasonal borrowing capacity, raising the commitment to $50.0 million during the months of May and December of each year (from $25.0 million during all other months). IDT Telecom may use the proceeds to finance working capital requirements. The facility is secured by substantially all of our assets and bears interest at the term secured overnight financing rate plus 10 basis points, plus a margin of 125 to 175 basis points depending on IDT Telecom’s leverage ratio as of the most recently completed fiscal quarter. Interest is payable monthly, and all outstanding principal and accrued and unpaid interest is due upon the maturity date of the facility. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily unused balance of the commitment. At July 31, 2026 and July 31, 2025, there were no amounts outstanding under this facility. During fiscal 2026 and fiscal 2025, IDT Telecom borrowed and repaid $21.4 million and $24.6 million, respectively, under this facility. IDT Telecom is required to comply with various affirmative and negative covenants and to maintain certain financial ratio targets during the term of the facility. As of July 31, 2026 and  July 31, 2025, IDT Telecom was in compliance with all such covenants.

In the first quarter of fiscal 2027 through September 29, 2026, IDT Telecom had no borrowings under the facility.

In fiscal 2026, employees exercised 5,204 stock options at a weighted-average exercise price of $38.43 per share, generating cash proceeds of $0.2 million. There were no stock option exercises in fiscal 2025.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2026, we repurchased 421,938 shares of our Class B common stock for an aggregate purchase price of $21.0 million. In fiscal 2025, we repurchased 221,823 shares of our Class B common stock for an aggregate purchase price of $10.1 million. At July 31, 2026, 3.8 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2026 and fiscal 2025, we paid $0.5 million and $7.7 million, respectively, to repurchase 10,852 and 157,180 shares, respectively, of our Class B common stock tendered by employees to satisfy tax withholding obligations arising from the vesting of deferred stock units (“DSUs”), the lapsing of restrictions on restricted stock, and the issuance of shares for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

Revenues from our international operations were 20.2%, 21.1%, and 23.5% of our consolidated revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At July 31, 2026 and 2025, the value of our debt and equity security holdings was an aggregate of $57.3 million and $33.9 million, respectively, which represented 7.5% and 5.4% of our total assets at July 31, 2026 and 2025, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2026.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2026. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2026 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2026, and our report dated September 29, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

September 29, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Bill Pereira—President and Chief Operating Officer

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash—Executive Vice President of Strategy and Legal Affairs

Nadine Shea—Executive Vice President of Global Human Resources

David Wartell—Chief Technology Officer

Directors

Howard S. Jonas—Chairman of the Board, Chairman and controlling stockholder of the Company

Elaine Yatzkan —Member of the Board

William Conkling— Currently Chief Commercial Officer of Protara Therapeutics, Inc. (Nasdaq: TARA) and former President and Chief Executive Officer of Rafael Holdings Inc. (NYSE: RFL)

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

Bill Pereira – Ex Officio (non-voting) member of the Board and President and Chief Operating Officer of the Company

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, employees, and consultants. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after  July 31, 2026, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02, 10.03 and 10.04 are management contracts or compensatory plans or arrangements.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Eighth Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fifth Amended and Restated Employment Agreement, dated December 16, 2020, between the Registrant and Howard S. Jonas.

10.02(5)	2015 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	2024 Equity Incentive Plan of IDT Corporation, as amended and restated.

10.04(7)	Amended and Restated Agreement, dated December 21, 2023, between IDT Corporation and Bill Pereira.

10.05(8)	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2026, between IDT Telecom, Inc. and TD Bank, National Association.

19.01(9)	Insider Trading Policy

21.01*	Subsidiaries of the Registrant..

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97(10)	Compensation Clawback Policy.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2022.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 22, 2020.

(5)	Incorporated by reference to Form S-8, filed October 16, 2023.

(6)	Incorporated by reference to Form S-8, filed September 29, 2025.

(7)	Incorporated by reference to Form 8-K, filed December 28, 2023.

(8)	Incorporated by reference to Form 8-K, filed August 13, 2026.

(9)	Incorporated by reference to Form 10-K, filed September 29, 2025.

(10)	Incorporated by reference to Form 10-K, filed October 15, 2024.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

Date: September 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	September 29, 2026
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	September 29, 2026
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	September 29, 2026
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	September 29, 2026
Howard S. Jonas

/s/ Elaine Yatzkan	Director	September 29, 2026
Elaine Yatzkan

/s/ William Conkling	Director	September 29, 2026
William Conkling

/s/ Eric F. Cosentino	Director	September 29, 2026
Eric F. Cosentino

/s/ Judah Schorr	Director	September 29, 2026
Judah Schorr

IDT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 29, 2026 expressed an unqualified opinion.

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

New York, New York

September 29, 2026

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
July 31,	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,686	$226,505
Restricted cash and cash equivalents	138,650	115,327
Debt securities	38,612	21,649
Equity investments	12,642	5,637
Trade accounts receivable, net of allowance for credit losses of $6,938 and $9,097 at July 31, 2026 and 2025, respectively	60,750	44,932
Settlement assets, net of reserve of $1,535 and $1,367 at July 31, 2026 and 2025, respectively	55,013	28,014
Disbursement prefunding	84,751	37,097
Prepaid expenses	13,395	12,440
Other current assets	30,867	28,702
TOTAL CURRENT ASSETS	655,366	520,303
Property, plant, and equipment, net	41,864	38,869
Goodwill	26,539	26,488
Other intangibles, net	8,762	5,056
Equity investments	6,068	6,658
Operating lease right-of-use assets	1,448	1,878
Deferred income tax assets, net	18,002	18,790
Other assets	6,208	8,161
TOTAL ASSETS	$764,257	$626,203
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$18,629	$19,435
Accrued expenses	106,434	97,295
Deferred revenue	27,124	27,726
Customer funds deposits	147,654	114,708
Settlement liabilities	16,988	13,922
Other current liabilities	35,050	19,910
TOTAL CURRENT LIABILITIES	351,879	292,996
Operating lease liabilities	817	1,103
Other liabilities	3,609	1,688
TOTAL LIABILITIES	356,305	295,787
Commitments and contingencies
Redeemable noncontrolling interest	11,842	11,459
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2026 and 2025	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,569 and 28,528 shares issued and 23,264 and 23,656 shares outstanding at July 31, 2026 and 2025, respectively	285	285
Additional paid-in capital	319,225	308,111
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 5,305 and 4,872 shares of Class B common stock at July 31, 2026 and 2025, respectively	(165,379)	(143,853)
Accumulated other comprehensive loss	(14,097)	(16,569)
Retained earnings	237,253	157,124
Total IDT Corporation stockholders’ equity	377,320	305,131
Noncontrolling interests	18,790	13,826
TOTAL EQUITY	396,110	318,957
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$764,257	$626,203

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
Year ended July 31,	2026	2025	2024
REVENUES	$1,297,960	$1,231,495	$1,205,778
Direct cost of revenues	801,172	785,300	815,621
GROSS PROFIT	496,788	446,195	390,157
OPERATING EXPENSES:
Selling, general and administrative (i)	318,346	287,567	270,207
Technology and development (i)	55,743	50,964	50,554
Severance	1,191	898	1,698
Other operating expense, net	343	6,342	2,945
TOTAL OPERATING EXPENSES	375,623	345,771	325,404
Income from operations	121,165	100,424	64,753
Interest income, net	6,567	6,127	4,769
Other income (expense), net	2,245	(713)	(7,612)
Income before income taxes	129,977	105,838	61,910
(Provision for) benefit from income taxes	(34,883)	(24,699)	6,354
NET INCOME	95,094	81,139	68,264
Net income attributable to noncontrolling interests	(8,461)	(5,045)	(3,810)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$86,633	$76,094	$64,454

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$3.47	$3.02	$2.55
Diluted	$3.46	$3.01	$2.54

Weighted-average number of shares used in calculation of earnings per share:
Basic	24,995	25,188	25,241
Diluted	25,023	25,295	25,398

(i) Stock-based compensation included in total operating expenses	$10,544	$3,074	$7,397

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
Year ended July 31,	2026	2025	2024
NET INCOME	$95,094	$81,139	$68,264
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	63	155	265
Foreign currency translation adjustments	2,409	1,418	(1,215)
Other comprehensive income (loss)	2,472	1,573	(950)
COMPREHENSIVE INCOME	97,566	82,712	67,314
Less: comprehensive income attributable to noncontrolling interests	(8,461)	(5,045)	(3,810)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$89,105	$77,667	$63,504

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
							Accumulated	(Accumulated
	Class A		Class B		Additional		Other	Deficit)
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2023	3,272	$33	27,851	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996
Dividends declared ($0.10 per share)	—	—	—	—	—	—	—	(2,536)	—	(2,536)
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(9,087)	—	—	—	(9,087)
Shares withheld for employee taxes	—	—	—	—	—	(1,532)	—	—	—	(1,532)
Restricted net2phone and NRS common stock purchased from employees	—	—	—	—	(4,163)	—	—	—	32	(4,131)
Exchange of NRS shares for IDT Class B common stock	—	—	205	2	94	—	—	—	(96)	—
Stock issued/to be issued to an executive officer for bonus payment	—	—	39	—	1,494	—	—	—	—	1,494
Business acquisition holdback payment	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	66	1	4,405	—	—	—	—	4,406
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(112)	(112)
Other comprehensive loss	—	—	—	—	—	—	(950)	—	—	(950)
Net income for the year ended July 31, 2024	—	—	—	—	—	—	—	64,454	3,381	67,835
BALANCE AT JULY 31, 2024	3,272	33	28,177	282	303,510	(126,080)	(18,142)	86,580	9,472	255,655
Dividends declared ($0.22 per share)	—	—	—	—	—	—	—	(5,550)	—	(5,550)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(10,097)	—	—	—	(10,097)
Shares withheld for employee taxes	—	—	—	—	—	(7,676)	—	—	—	(7,676)
Exchange of NRS shares for IDT Class B common stock	—	—	9	—	33	—	—	—	(33)	—
Stock issued to an executive officer for bonus payment	—	—	39	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	303	3	2,744	—	—	—	—	2,747
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Other comprehensive income	—	—	—	—	—	—	1,573	—	—	1,573
Net income for the year ended July 31, 2025	—	—	—	—	—	—	—	76,094	4,487	80,581
BALANCE AT JULY 31, 2025	3,272	33	28,528	285	308,111	(143,853)	(16,569)	157,124	13,826	318,957
Dividends declared ($0.26 per share)	—	—	—	—	—	—	—	(6,504)	—	(6,504)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(21,000)	—	—	—	(21,000)
Shares withheld for employee taxes	—	—	—	—	—	(526)	—	—	—	(526)
Stock options exercised	—	—	5	—	200	—	—	—	—	200
Stock-based compensation	—	—	36	—	10,544	—	—	—	—	10,544
Distributions to noncontrolling interests	—	—	—	—	(10)	—	—	—	(2,352)	(2,362)
Exchange of NRS shares for IDT DSUs	—	—	—	—	380	—	—	—	(380)	—
Other comprehensive income	—	—	—	—	—	—	2,472	—	—	2,472
Net income for the year ended July 31, 2026	—	—	—	—	—	—	—	86,633	7,696	94,329
BALANCE AT JULY 31, 2026	3,272	$33	28,569	$285	$319,225	$(165,379)	$(14,097)	$237,253	$18,790	$396,110

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Year ended July 31,	2026	2025	2024
OPERATING ACTIVITIES
Net income	$95,094	$81,139	$68,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,400	21,008	20,351
Deferred income taxes	789	16,217	(10,907)
Provision for credit losses and reserve for settlement assets	5,509	7,090	4,390
Stock-based compensation expense	10,544	3,074	7,397
Other	79	2,199	4,579
Changes in assets and liabilities:
Trade accounts receivable	(19,185)	(5,989)	(13,695)
Prepaid expenses, other current assets, and other assets	690	4,835	5,510
Settlement assets and disbursement prefunding	(75,087)	(13,861)	8,219
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	22,680	(4,814)	(9,081)
Customer funds deposits	30,144	19,235	(1,820)
Deferred revenue	(1,588)	(3,072)	(5,016)
Net cash provided by operating activities	91,069	127,061	78,191
INVESTING ACTIVITIES
Capital expenditures	(23,107)	(20,770)	(18,922)
Purchase of convertible preferred stock in equity method investment	—	(926)	(2,017)
Payments for acquisition	(1,500)	—	—
Notes receivable from equity method investment	(310)	(1,900)	—
Purchase of equity investments	(1,695)	—	—
Purchases of debt securities and equity investments	(64,402)	(33,453)	(29,921)
Proceeds from maturities and sales of debt securities and equity securities	43,348	36,310	50,112
Net cash used in investing activities	(47,666)	(20,739)	(748)
FINANCING ACTIVITIES
Dividends paid	(6,504)	(5,550)	(2,536)
Distributions to noncontrolling interests	(2,743)	(100)	(112)
Proceeds from borrowings under revolving credit facility	21,421	24,551	32,864
Repayments on borrowings under revolving credit facility	(21,421)	(24,551)	(32,864)
Purchase of restricted shares of net2phone and NRS common stock	—	—	(4,131)
Proceeds from borrowings	185	—	—
Repayments of borrowings	(185)	—	—
Proceeds from exercise of stock options	200	—	172
Repurchases of Class B common stock	(21,526)	(17,773)	(10,619)
Net cash used in financing activities	(30,573)	(23,423)	(17,226)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4,674	3,477	(3,584)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	17,504	86,376	56,633
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	341,832	255,456	198,823
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$359,336	$341,832	$255,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$184	$110	$429
Cash payments made for income taxes	$22,196	$279	$527
NON-CASH INVESTING AND FINANCING ACTIVITIES
Liabilities incurred for acquisition	$3,393	$—	$—
Value of the Company's Class B Common stock/DSUs exchanged for NRS shares	$3,548	$442	$6,696
Shares of the Company’s Class B common stock issued to certain executive officers for bonus payments	$—	$1,824	$1,494
Shares of the Company’s Class B common stock issued for business acquisitions	$—	$—	$100

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT is a provider of fintech and communications solutions focused on certain under-served consumer and B2B markets. Our offerings are built around a common core of strategic assets, and we seek to maximize the synergies among them to achieve exceptional growth and profitability.

As of  July 31, 2026, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 82.3% of the outstanding shares of National Retail Solutions, Inc. (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.0% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity, or cost, involves evaluating the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the entity in which the Company owns an interest and identifying any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 13). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

During fiscal 2026, the Company reclassified certain prepaid expenses to trade accounts receivable. Specifically, in the consolidated balance sheet at July 31, 2025, $2.1 million previously reported within "Prepaid expenses" was reclassified to "Trade accounts receivable." In the consolidated statements of cash flows for the fiscal years ended July 31, 2025 and 2024, cash provided by (used in) operating activities of $0.5 million and $(1.0) million, respectively, previously reported within "Prepaid expenses, other current assets, and other assets" were reclassified to "Trade accounts receivable."

During fiscal 2026, the Company also reclassified settlement assets and disbursement prefunding in the consolidated statements of cash flows, which had previously been included within "Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets." In the consolidated statements of cash flows for the fiscal years ended July 31, 2025 and 2024, cash (used in) provided by operating activities of $(13.9) million and $8.2 million, respectively, previously reported within "Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets" were reclassified to be presented as a separate line item, "Settlement assets and disbursement prefunding."

Accounting for Investments

Investments in businesses that the Company does not control, but in which the Company can exercise significant influence over operating and financial matters are accounted for using the equity method. Investments in which the Company cannot exercise significant influence over operating and financial matters are accounted for at fair value, with changes in fair value recognized in net income. For such investments without a readily determinable fair value, the Company elects the measurement alternative described below under “Equity Investments.” Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for under the measurement alternative described below. The Company periodically evaluates its equity investments accounted for under the equity method and the measurement alternative for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other expense, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received and estimated amounts for pending disputes with other carriers. Direct cost of revenues also includes regulatory costs and depreciation of capital expenditures related to the Company's telecom network and hardware as well as the NRS PAY terminals, and net2phone provided phone systems. Direct cost of revenues also includes the cost of airtime top-up minutes, the cost of NRS’ POS terminals sold, the costs of cloud computing arrangements hosted by a vendor in the production environment incurred by the net2phone segment and NRS, net2phone’s colocation costs for data centers where net2phone is not fully operational in the cloud, net2phone’s cost of equipment sold, and commissions paid to disbursement agents, sales agents, and retailers for BOSS Money’s originations and distributions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Debt Securities

The Company’s investments in debt securities are classified as “available-for-sale.” Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. For available-for-sale debt securities with unrealized losses, the portion of the unrealized loss that is the result of a credit loss is recognized as an allowance and a corresponding expense is recorded in “Other expense, net” in the consolidated statements of income. Any portion of the unrealized loss that is not the result of a credit loss is recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets.

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

Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries for its BOSS Money and IDT Digital Payments services. The Company maintains prefunding balances with these disbursement partners so they can satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

Inventory

Inventory consists primarily of NRS’ POS terminals that it sells to retailers. Inventory is measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory is included in Other current assets on the consolidated balance sheets.

Property, Plant, and Equipment and Intangible Assets

Equipment, computer software, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which are as follows: equipment—5 to 7 years; computer software—3 years; and furniture and fixtures—5 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Non-compete agreements, customer relationships, and tradenames are amortized over their estimated useful lives (see Note 12).

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

When performing its annual quantitative goodwill impairment test, or an interim test when conditions warrant, the Company compares the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expense in the period in which it is incurred. In fiscal 2026, fiscal 2025, and fiscal 2024, advertising expense was $21.9 million, $20.9 million, and $19.0 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are charged to expense in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense related to such capitalized software in fiscal 2026, fiscal 2025, and fiscal 2024 was $13.3 million, $13.2 million, and $12.8 million, respectively. Unamortized capitalized internal use software costs at  July 31, 2026 and 2025 were $19.2 million and $18.5 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

(in thousands)
Year ended July 31,	2026	2025	2024
Basic weighted-average number of shares	24,995	25,188	25,241
Effect of dilutive securities:
Stock options	4	2	1
Non-vested restricted Class B common stock	24	105	156
Diluted weighted-average number of shares	25,023	25,295	25,398

There were no shares excluded from the calculation of diluted earnings per share in fiscal 2026, fiscal 2025, or fiscal 2024.

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

The concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. Revenue from no single customer accounted for more than 10% of consolidated revenues in fiscal 2026, fiscal 2025 or fiscal 2024. However, revenue from the Company’s five largest customers collectively accounted for 12.5%, 8.9%, and 10.3% of its consolidated revenues in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 9.9% and 20.4% of the consolidated gross trade accounts receivable at  July 31, 2026 and 2025, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers.

Allowance for Credit Losses

The Company maintains an allowance for credit losses on its trade accounts receivable based on a forward-looking current expected credit loss ("CECL") model. In estimating expected credit losses, the Company considers the probability of recoverability of accounts receivable based on historical write-off experience, net of recoveries, current collection trends, the aging of accounts receivable, and general economic factors, including bankruptcy rates. Allowances generally increase as receivables age, and specific accounts may be fully reserved when known collection issues exist, such as pending bankruptcies. Account balances are written off against the allowance when recovery is determined to be unlikely. The Company has elected the practical expedient under ASU 2025-05 for its current trade accounts receivable. Under this expedient, rather than developing separate forecasts of future economic conditions, the Company assumes in estimating expected credit losses that current conditions as of the balance sheet date will not change over the assets' remaining lives.

The changes in the allowance and reserves deducted from asset accounts is as follows:

(in thousands)	Balance at	Additions Charged to		Balance at
Year ended July 31,	Beginning of Year	Costs and Expenses	Deductions (1)	End of Year
2026
Deducted from asset accounts:
Allowance for credit losses	$9,097	$4,097	$(6,256)	$6,938
Reserve for losses on settlement assets	1,367	552	(384)	1,535
Total	$10,464	$4,649	$(6,640)	$8,473
2025
Deducted from asset accounts:
Allowance for credit losses	$6,352	$6,980	$(4,235)	$9,097
Reserve for losses on settlement assets	1,866	110	(609)	1,367
Total	$8,218	$7,090	$(4,844)	$10,464
2024
Deducted from asset accounts:
Allowance for credit losses	$5,642	$3,402	$(2,692)	$6,352
Reserve for losses on settlement assets	1,143	988	(265)	1,866
Total	$6,785	$4,390	$(2,957)	$8,218

(1)	Primarily uncollectible accounts written off, net of recoveries.

Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is as follows:

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. Assessing the significance of a particular input requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

The Company adopted this update prospectively in this Annual Report on Form 10-K for the fiscal year ended July 31, 2026, which includes further disaggregation of the income tax expense into federal, state, and foreign categories, enhanced detail in the effective tax rate reconciliation, and disclosure of income taxes paid by significant jurisdictions.

In July 2025, the FASB issued ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of current expected credit losses ("CECL") for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments are effective for annual and interim reporting periods beginning on August 1, 2026. The practical expedient in ASU 2025-05 allows the Company to simplify estimating current expected credit losses for current accounts receivable and contract assets by assuming that current conditions as of the balance sheet date will not change over the asset’s remaining life. It is intended to reduce the complexity and cost of developing forecasts for these assets under the CECL model for ASC 606-related transactions. This amendment does not have an impact on the Company’s current estimation process. The Company early adopted this practical expedient during fiscal 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages, making the guidance neutral to different software development methodologies, including Agile and other iterative approaches. The amendments are effective for the Company for annual reporting periods beginning August 1, 2028 (fiscal year 2029), with early adoption permitted. An entity may apply the amendments prospectively, retrospectively, or on a modified retrospective basis. Based on its preliminary assessment, the Company does not expect adoption to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about an entity’s expenses by requiring more detailed information about the types of expenses underlying commonly presented income statement captions. The amendments will require the Company to disclose, in tabular format at each interim and annual reporting period, disaggregated information about prescribed expense categories underlying relevant income statement captions, as well as the total amount of selling expense and a qualitative description of the composition of amounts not separately disclosed. The amendments are effective for the Company's fiscal year beginning on August 1, 2027 (fiscal year 2028) and for interim periods beginning August 1, 2028 (fiscal year 2029), with early adoption permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented, and the Company is currently evaluating the timing of adoption and the transition method. The Company does not expect adoption to have a material effect on its financial position or results of operations, but expects that adoption will result in additional disclosures in the notes to its consolidated financial statements.

Note 2—Business Combination

On May 1, 2026, NRS completed an asset purchase agreement (the “Agreement”) under which it acquired certain assets and assumed certain liabilities of Oncore Digital, Inc. and its wholly owned subsidiaries (“the Acquired Business”). The Acquired Business is a digital media brokerage operation engaged in digital advertising and monetization. In connection with the transaction, the Acquired Business was contributed to a newly formed entity (“NRS OnCore”), in which the sellers retained a 20% noncontrolling interest and NRS obtained an 80% controlling interest. Accordingly, NRS consolidates NRS OnCore under the voting interest model in accordance with ASC 810, Consolidation.

The aggregate purchase consideration was approximately $4.8 million, consisting of $3.3 million in cash and shares of IDT Class B common stock with an aggregate value of $1.5 million, subject to customary post-closing adjustments. In addition, NRS assumed liabilities of $0.1 million in connection with the transaction, resulting in a total acquisition date fair value of $4.9 million.

The consideration also includes contingent earnouts and bonuses with no maximum payment because they are based on the IDT share price and are contingent upon the achievement of revenue, gross profit, and net income milestones, which the Company currently believes are not probable to be achieved. Therefore, no liability was recorded for the contingent earnouts and bonuses. The Company has determined that the acquired set of assets and activities constitute a business and is accounting for the transaction as a business combination under ASC 805, Business Combinations. The acquired assets consist primarily of vendor and customer relationships, and the assumed liabilities include certain operating liabilities.

The total consideration has been allocated entirely to vendor and customer relationships, which represent the sole identified intangible asset and are being amortized over an estimated useful life of five years. The acquisition is expected to integrate Oncore Digital’s advertising technology, demand relationships, and publisher network with NRS' screen network and first-party transaction data to create a more comprehensive and unified digital advertising offering.

The Company’s pro forma results of operations as if the acquisition occurred as of August 1, 2023 were not materially different from the actual results of operations. Revenue and earnings of NRS OnCore since the acquisition date included in the consolidated income statements for the reporting period were not material.

Note 3—Business Segment Information

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

The Company has four reportable business segments: NRS, Fintech, net2phone, and Traditional Communications.

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

The net2phone segment is an AI-powered business communications solutions provider focused on optimizing customer interactions, with a focus on small enterprise and mid-market customers across North and South America. net2phone’s key offerings include: UNITE - an AI-powered communications platform; uContact - an omnichannel contact center platform; AI Agent - an agentic AI service that automates customer interactions; and Coach AI - a provider of real-time agent guidance and conversational intelligence.

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

Operating results for the Company's four reportable business segments, together with Corporate, are presented below. Corporate is not a reportable segment and is included to reconcile segment results to the consolidated totals.

(in thousands)				Traditional
Year Ended July 31, 2026	NRS	Fintech	net2phone	Communications	Corporate	Total
Revenues	$159,399	$175,994	$96,639	$865,928	$—	$1,297,960
Direct cost of revenues	(12,760)	(66,339)	(18,792)	(703,281)	—	(801,172)
Selling, general and administrative expense	(96,072)	(77,910)	(56,285)	(75,593)	(12,485)	(318,346)
Technology and development expense	(10,776)	(10,160)	(12,288)	(22,517)	(4)	(55,743)
Other segment items	(500)	(79)	(174)	(1,143)	363	(1,534)
Income (loss) from operations	$39,291	$21,506	$9,100	$63,394	$(12,126)	$121,165

Depreciation and amortization	$4,759	$2,826	$6,770	$7,031	$15	$21,400

Capital expenditures	$5,790	$3,901	$6,980	$6,348	$88	$23,107

(in thousands)				Traditional
Year Ended July 31, 2025	NRS	Fintech	net2phone	Communications	Corporate	Total
Revenues	$128,793	$154,610	$87,875	$860,217	$—	$1,231,495
Direct cost of revenues	(11,933)	(63,868)	(18,165)	(691,334)	—	(785,300)
Selling, general and administrative expense	(78,015)	(66,209)	(52,354)	(79,875)	(11,114)	(287,567)
Technology and development expense	(8,682)	(9,064)	(11,671)	(21,540)	(7)	(50,964)
Other segment items	(2,410)	(49)	(736)	(942)	(3,103)	(7,240)
Income (loss) from operations	$27,753	$15,420	$4,949	$66,526	$(14,224)	$100,424

Depreciation and amortization	$4,071	$2,932	$6,382	$7,561	$62	$21,008

Capital expenditures	$5,367	$3,501	$6,608	$5,279	$15	$20,770

(in thousands)				Traditional
Year Ended July 31, 2024	NRS	Fintech	net2phone	Communications	Corporate	Total
Revenues	$103,141	$120,721	$82,325	$899,591	$—	$1,205,778
Direct cost of revenues	(11,625)	(53,387)	(17,236)	(733,373)	—	(815,621)
Selling, general and administrative expense	(62,652)	(59,650)	(52,588)	(84,864)	(10,453)	(270,207)
Technology and development expense	(7,070)	(9,505)	(10,777)	(23,153)	(49)	(50,554)
Other segment items	(168)	1,691	(43)	(1,767)	(4,356)	(4,643)
Income (loss) from operations	$21,626	$(130)	$1,681	$56,434	$(14,858)	$64,753

Depreciation and amortization	$3,200	$2,872	$6,133	$8,064	$82	$20,351

Capital expenditures	$3,606	$3,650	$6,334	$5,332	$—	$18,922

Other segment items include severance expense and other operating gains and losses.

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets service multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Net long-lived assets (which consists of Property, plant and equipment, net and Operating lease right-of-use assets) held outside of the United States, which are located primarily in Europe and South America, were as follows:

	United	Other
(in thousands)	States	Countries	Total
July 31, 2026	$31,559	$11,753	$43,312
July 31, 2025	$28,306	$12,441	$40,747

Note 4—Revenue Recognition

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications, mobile top-up, and payment offerings, as well as wholesale international voice and SMS termination services. NRS generates revenue primarily from point-of-sale ("POS") terminal sales, Software as a Service ("SaaS") plans, payment processing, digital advertising, and data and analytics services, which are generally recognized at a point in time when control of the goods or services transfers, except for subscription services that are recognized over time. net2phone earns revenue primarily from cloud-based communications, including unified communications as a service (“UCaaS”), contact center as a service (“CCaaS”) and AI Agent and Coach solutions, which are recognized over time as services are provided. BOSS Money's and IDT Digital Payments' revenues are recognized at a point in time when transactions are completed. Traditional Communications' offerings consist primarily of minute-based, paid-voice services, with revenue recognized at a point in time as usage occurs.

IDT Digital Payments

IDT Digital Payments is sold direct-to-consumer and through distributors and retailers in the same manner as BOSS Revolution (see below). The Company does not terminate the minutes in its IDT Digital Payments transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the IDT Digital Payments service. The Company determined that it is the principal in substantially all its IDT Digital Payments transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for the portion of its IDT Digital Payments business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service. Accordingly, the performance obligation is satisfied, and revenue is recognized when the recharge of the mobile account occurs.

BOSS Revolution Direct-to-Consumer

BOSS Revolution direct-to-consumer is offered on a pay-as-you-go basis, in unlimited plans, in bundles of minutes, or through a savings pass program. The customer prepays for service in all cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute and includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand-ready obligation to provide service over time for an agreed-upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable at the request of the customer up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term of the plan, the Company recognizes revenue over a period of time as the service is rendered. The Company recognizes revenue as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

For bundles of minutes, the customer prepays for a fixed quantity of minutes over a specified period. The Company recognizes revenue at the point in time when minutes are utilized, consistent with the recognition pattern for pay-as-you-go plans. Unused minutes are recognized as revenue (breakage) upon expiration of the plan, at which point the Company's remaining performance obligation is extinguished.

For the savings pass program, the customer pays a recurring membership fee in exchange for a discount on standard per-minute rates for calls made during the membership period. The membership fee represents a stand-ready obligation to provide the discount over the membership term and is recognized over that period on the same basis as unlimited plans. Revenue from calls made under the discounted rate is recognized at the point in time when minutes are utilized, consistent with the recognition pattern for pay-as-you-go plans.

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

Each iteration is a separate optional purchase that occurs over the contract duration (that is, minute-by-minute). The performance obligation is satisfied at a point in time (as the minutes are transferred) because the provision of the service and the satisfaction of the performance obligation occur essentially simultaneously. Revenue is recognized at the point in time upon delivery of the service.

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

NRS

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

NRS captures targeted, daily data from the POS terminals that it sells to customers. The performance obligation is the provision of a data report, generally one report per POS terminal per week, where each report is a distinct good that is not interrelated with another report. Customers purchase data reports generally for an annual fee per POS terminal. The consideration is variable because it depends on the number of POS terminals selected. The performance obligation is satisfied, and revenue is recognized at the point in time when the customer receives a data report because the customer obtains control and has the benefit of the data. The amount recognized per report is the same for each report since each report has the same standalone value to the customer.

NRS sells its POS terminals to retailers. The terminals include a cash register, a barcode scanner, retailer and customer-facing high-definition screens, a receipt printer, and a credit card reader. The arrangement with the customer includes the equipment sale including embedded POS software, as well as the Software services. Each hardware component and the Software services is a separate performance obligation because each is a distinct good or service that can be obtained from alternate providers. The transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”). The SSP reflects the amount the Company would charge for each performance obligation if it were sold separately in a standalone sale to similar customers in similar circumstances. The SSP for POS terminals is generally estimated using the cost plus expected gross margin approach. Equipment revenue is recognized at the point in time when the customer has physical possession of the POS terminal, which is when the customer can use the POS terminal and embedded software and has the risks and rewards of ownership. Revenue from the Software services is recognized ratably over the term of the contract because satisfaction of the performance obligation and the customer’s use of the service occur evenly over the term.

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

During fiscal year 2026, net2phone launched complementary products to their UCaaS and CCaaS offerings called AI Agent and Coach (an AI-based contact center performance optimization tool). These revenue streams are priced according to fixed bundles of interaction credits and recognized as subscription revenue on a monthly basis.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

(in thousands)
Year ended July 31,	2026	2025	2024
NRS	$159,399	$128,793	$103,141

Fintech
BOSS Money	156,670	139,828	108,332
Other	19,324	14,782	12,389
Total Fintech	175,994	154,610	120,721

net2phone	96,639	87,875	82,325

Traditional Communications
IDT Digital Payments	429,160	416,312	407,430
BOSS Revolution	180,300	211,163	263,215
IDT Global	231,519	209,609	201,119
Other	24,949	23,133	27,827
Total Traditional Communications	865,928	860,217	899,591
TOTAL	$1,297,960	$1,231,495	$1,205,778

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)				Traditional
Year ended July 31, 2026	NRS	Fintech	net2phone	Communications	Total
United States	$159,190	$168,766	$55,201	$652,289	$1,035,446
Outside the United States:
United Kingdom	—	—	—	159,680	159,680
Other	209	7,228	41,438	53,959	102,834
Total outside the United States	209	7,228	41,438	213,639	262,514
TOTAL	$159,399	$175,994	$96,639	$865,928	$1,297,960

Year ended July 31, 2025
United States	$128,793	$149,503	$50,665	$643,245	$972,206
Outside the United States:
United Kingdom	—	—	—	184,181	184,181
Other	—	5,107	37,210	32,791	75,108
Total outside the United States	—	5,107	37,210	216,972	259,289
TOTAL	$128,793	$154,610	$87,875	$860,217	$1,231,495

Year ended July 31, 2024
United States	$103,141	$116,732	$44,617	$658,460	$922,950
Outside the United States:
United Kingdom	—	—	—	209,493	209,493
Other	—	3,989	37,708	31,638	73,335
Total outside the United States	—	3,989	37,708	241,131	282,828
TOTAL	$103,141	$120,721	$82,325	$899,591	$1,205,778

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of  July 31, 2026. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)			Traditional
Year ending July 31,	NRS	net2phone	Communications	Fintech	Total
2027	$10,408	$32,011	$1,620	$886	$44,925
2028	7,919	17,145	1,620	483	27,167
Thereafter	6,698	6,078	4,253	663	17,692
TOTAL	$25,025	$55,234	$7,493	$2,031	$89,783

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for BOSS Revolution prepaid products and services. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue." The Company’s revenue recognized in fiscal 2026, fiscal 2025, and fiscal 2024 from amounts included in the contract liability balance at the beginning of the period was $15.2 million, $17.5 million, and $22.1 million, respectively.

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

Receivables and contract balances from contracts with customers for the fiscal years ended  July 31, 2026 and 2025, were as follows:

(in thousands)	Accounts Receivable, net		Deferred Revenue
	2026	2025	2026	2025
Beginning of year	$44,932	$42,215	$27,726	$30,364
End of year	$60,750	$44,932	$27,124	$27,726

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

The Company’s deferred customer contract acquisition costs were as follows:

(in thousands)
July 31,	2026	2025
Deferred customer contract acquisition costs included in “Other current assets”	$7,275	$6,547
Deferred customer contract acquisition costs included in “Other assets”	4,722	4,789
TOTAL	$11,997	$11,336

In fiscal 2026, fiscal 2025, and fiscal 2024, the Company’s amortization of deferred customer contract acquisition costs was $5.5 million, $5.7 million, and $5.8 million, respectively.

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

The Company has also elected to apply the practical expedient for short-term leases under which it does not recognize a lease liability or a right-of-use asset for leases with a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis.

Supplemental disclosures related to the Company’s operating leases were as follows:

(in thousands)
Year ended July 31,	2026	2025	2024
Operating lease cost	$1,025	$2,081	$2,557
Short-term lease cost	2,106	1,367	924
TOTAL LEASE COST	$3,131	$3,448	$3,481

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,026	$2,147	$2,588

July 31,	2026	2025
Weighted-average remaining lease term-operating leases	2.8 years	2.7 years
Weighted-average discount rate-operating leases	6.2%	5.2%

In fiscal 2026, fiscal 2025, and fiscal 2024, the Company obtained right-of-use assets of $0.5 million, $0.6 million, and $0.9 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

(in thousands)
July 31,	2026	2025
Operating lease liabilities included in “Other current liabilities”	$752	$842
Operating lease liabilities included in noncurrent liabilities	817	1,103
TOTAL	$1,569	$1,945

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31,
2027	$828
2028	369
2029	293
2030	166
2031	68
Thereafter	—
Total lease payments	1,724
Less imputed interest	(155)
Total operating lease liabilities	$1,569

Note 6—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equal the total of the same amounts reported in the consolidated statements of cash flows:

(in thousands)
July 31,	2026	2025
Cash and cash equivalents	$220,686	$226,505
Restricted cash and cash equivalents	138,650	115,327
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$359,336	$341,832

Restricted cash and cash equivalents included the following:

(in thousands)
July 31,	2026	2025
IDT Financial Services (Gibraltar)	$97,921	$104,161
IDT Services (Malta)	21,867	$—
Disbursement Payments VIE	18,102	11,000
Other	759	166
TOTAL RESTRICTED CASH AND CASH EQUIVALENTS	$138,650	$115,327

Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds, and utilize the cash only for the intended payment transaction. In addition, the Disbursement Payments VIE is contractually required to use customer funds only for the customers’ pending money disbursements. IDT Services (IDTS) is subject to similar regulatory obligations under the Maltese financial services regulations, which also mandate the safeguarding of electronic money, the segregation of the cash held for customer deposits from any other cash that IDTS holds, and the use of that cash only for the intended payment transaction.

Note 7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2026
U.S. Treasury bills and notes	$25,950	$1	$(9)	$25,942
Government sponsored enterprise notes	10,077	—	(17)	10,060
Corporate bonds	2,747	-	(137)	2,610
TOTAL	$38,774	$1	$(163)	$38,612
July 31, 2025
U.S. Treasury bills and notes	$12,953	$—	$(27)	$12,926
Government sponsored enterprise notes	5,554	—	(4)	5,550
Corporate bonds	3,367	2	(196)	3,173
TOTAL	$21,874	$2	$(227)	$21,649

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of  July 31, 2026, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of  July 31, 2026 and 2025, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $43.3 million, $36.3 million, and $50.1 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Realized gains and realized losses from sales of debt securities were not material in fiscal 2026, fiscal 2025, or fiscal 2024.

The contractual maturities of the Company’s available-for-sale debt securities at  July 31, 2026 were as follows:

(in thousands)	Fair Value
Within one year	$36,727
After one year through five years	1,682
After five years through ten years	194
After ten years	9
TOTAL	$38,612

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2026
U.S. Treasury bills and notes	$9	$25,941
Government sponsored enterprise notes	17	10,060
Corporate bonds	137	2,610
TOTAL	$163	$38,611
July 31, 2025
U.S. Treasury bills and notes	$27	$12,926
Government sponsored enterprise notes	4	5,550
Corporate bonds	196	2,976
TOTAL	$227	$21,452

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2026
U.S. Treasury bills and notes	$7	$338
Corporate bonds	134	2,332
TOTAL	$141	$2,670
July 31, 2025
U.S. Treasury bills and notes	$19	$329
Corporate bonds	195	2,967
TOTAL	$214	$3,296

Note 8—Equity Investments

Equity investments consist of the following:

(in thousands)
July 31,	2026	2025
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2026 and 2025	$125	$170
Rafael Holdings, Inc. Class B common stock, 446,932 shares at July 31, 2026 and 2025	867	755
Other marketable equity securities	8,853	146
Fixed income mutual funds	2,797	4,566
Current equity investments	$12,642	$5,637

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$383	$902
Hedge funds	4,265	3,031
Other	1,420	2,725
Noncurrent equity investments	$6,068	$6,658

Howard Jonas, the Chairman of the Company’s Board of Directors, is also the Vice-Chairman of the Board of Directors of Zedge, Inc. ("Zedge") and the Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer, and President of Rafael Holdings, Inc. ("Rafael").

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

(in thousands)
Year ended July 31,	2026	2025	2024
Balance, beginning of period	$1,171	$964	$1,632
Adjustment for observable transactions involving a similar investment from the same issuer	(519)	207	309
Redemption for Visa Series C Preferred mandatory release assessment	—	—	(877)
Upward adjustment	—	—	130
Purchase	695	—	—
Redemptions	—	—	(230)
Impairments	—	—	—
BALANCE, END OF PERIOD	$1,347	$1,171	$964

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

In January 2026, the Company acquired an equity interest in a privately-held Israeli company for initial consideration of $500,000, paid at closing. An additional $500,000 was paid in August 2026 upon the successful launch of the investee's mobile application, resulting in total consideration of $1.0 million, which was recorded as an increase to the cost basis of the investment. The investment is accounted for under the measurement alternative in accordance with ASC 321, Investments — Equity Securities, because the investment does not have a readily determinable fair value and the Company does not have control or significant influence over the investee.

Unrealized (losses) gains for all equity investments measured at fair value included the following:

(in thousands)
Year ended July 31,	2026	2025	2024
Net gains recognized during the period on equity investments	$3,407	$1,598	$229
Less: net (loss) gains recognized during the period on equity investments sold during the period	(130)	(2)	130
Unrealized gains recognized during the period on equity investments still held at the reporting date	$3,537	$1,600	$99

Unrealized (losses) gains for all equity investments measured at fair value in the table above included the following:

(in thousands)
Year ended July 31,	2026	2025	2024
Unrealized gains (losses) recognized on equity investments:
Rafael Class B common stock	$112	$125	$(142)
Zedge Class B common stock	$(45)	$17	$64

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of MarketSpark, Inc., a communications company (“MarketSpark”). As of  July 31, 2026 and 2025, the Company’s ownership was 33.4% of MarketSpark’s outstanding shares on an as-converted basis. The Company accounts for this investment using the equity method because the Company can exercise significant influence over the operating and financial policies of MarketSpark but does not have a controlling interest.

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

The following table summarizes the change in the balance of the Company’s equity method investment. End of period balances are classified as other current liabilities in the consolidated balance sheets.

(in thousands)
Year ended July 31,	2026	2025	2024
Balance, beginning of period	$(397)	$1,338	$2,784
Purchase of convertible preferred stock	—	926	2,017
Equity in the net loss of investee	(183)	(1,291)	(2,093)
Amortization of equity method basis difference	(1,370)	(1,370)	(1,370)
BALANCE, END OF PERIOD	$(1,950)	$(397)	$1,338

In February 2025, the Company provided a revolving credit facility to MarketSpark with an aggregate principal amount of up to $2.0 million. Borrowings under the facility bear interest at 12% per annum, payable semiannually, and are due and payable in February 2027. Between February 2025 and July 2025, the Company advanced MarketSpark $1.9 million under the facility. In June 2026, the Company advanced MarketSpark an additional $0.1 million, fully drawing the facility. In July 2026, the Company provided MarketSpark an additional $0.2 million under a new subordinated loan agreement, due and payable in January 2027.  As of   July 31, 2026, $2.2 million of principal was outstanding under the revolving credit facility and subordinated loan agreement.

Because the Company has committed and provided up to $2.2 million in funding to MarketSpark under the revolving credit facility and subordinated loan agreement, it continues to recognize its share of MarketSpark’s losses in excess of its zero carrying value, up to that funding amount.

Note 9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2026
Debt securities	$25,942	$12,670	$—	$38,612
Equity investments included in current assets	12,642	—	—	12,642
Equity investments included in noncurrent assets	—	500	383	883
TOTAL	$38,584	$13,170	$383	$52,137
Acquisition consideration included in:
Other current liabilities	$—	$—	$323	$323
Other noncurrent liabilities	—	—	—	—
TOTAL	$—	$—	$323	$323

July 31, 2025
Debt securities	$12,926	$8,723	$—	$21,649
Equity investments included in current assets	5,637	—	—	5,637
Equity investments included in noncurrent assets	—	2,500	902	3,402
TOTAL	$18,563	$11,223	$902	$30,688
Acquisition consideration included in:
Other current liabilities	$—	$—	$—	$—
Other noncurrent liabilities	—	—	(610)	(610)
TOTAL	$—	$—	$(610)	$(610)

At  July 31, 2026 and 2025, the Company had $4.3 million and $3.0 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method and were therefore not measured at fair value.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)
Year ended July 31,	2026	2025	2024
Balance, beginning of period	$902	$695	$1,263
Redemption for Visa mandatory release assessment	—	—	(877)
Total (losses) gains included in “Other expense, net”	(519)	207	309
BALANCE, END OF PERIOD	$383	$902	$695

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)
Year ended July 31,	2026	2025	2024
Balance, beginning of period	$610	$906	$4,805
Payments	(287)	(296)	(2,104)
Total (gains) losses included in:
“Other operating expense, net”	—	—	(1,838)
Interest expense included in “Interest income, net”	—	—	44
“Foreign currency translation adjustments”	—	—	(1)
BALANCE, END OF PERIOD	$323	$610	$906

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—	$—

In fiscal 2026, fiscal 2025, and fiscal 2024, the Company paid an aggregate of $0.3 million, $0.3 million, and $2.1 million, respectively, for contingent consideration related to prior acquisitions, which included 2,679 shares in fiscal 2024, of the Company’s Class B common stock with an issue date value of $0.1 million. In addition, the Company recorded gains of $1.8 million in fiscal 2024, on the write-off of contingent consideration payment obligations. These write-offs of contingent consideration were included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At  July 31, 2026 and 2025, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At  July 31, 2026 and 2025, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)
July 31,	2026	2025
Equipment	$50,509	$45,879
Computer software	208,391	194,339
Leasehold improvements	2,526	1,837
Furniture and fixtures	976	695
	262,402	242,750
Less accumulated depreciation and amortization	(220,538)	(203,881)
Property, plant, and equipment, net	$41,864	$38,869

The Company reduced its gross property, plant, and equipment and accumulated depreciation and amortization by $3.5 million and $6.1 million in fiscal 2026 and fiscal 2025, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $20.0 million, $19.5 million, and $19.1 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Note 11—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment:

			Traditional
(in thousands)	Fintech	net2phone	Communications	Total
Balance at July 31, 2023	$3,199	$9,844	$13,414	$26,457
Foreign currency translation adjustments	—	(22)	(147)	(169)
Balance at July 31, 2024	3,199	9,822	13,267	26,288
Foreign currency translation adjustments	—	77	123	200
Balance at July 31, 2025	3,199	9,899	13,390	26,488
Foreign currency translation adjustments	—	14	37	51
Balance at July 31, 2026	$3,199	$9,913	$13,427	$26,539

Note 12—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

	Weighted
	Average
	Amortization	Gross Carrying	Accumulated
(in thousands)	Period (years)	Amount	Amortization	Net Balance
July 31, 2026
Tradenames	6.8	$1,373	$(716)	$657
Non-compete agreements	16.7	660	(486)	174
Customer relationships	9.8	13,082	(5,151)	7,931
TOTAL	9.6	$15,115	$(6,353)	$8,762
July 31, 2025
Tradenames	14.6	$1,391	$(585)	$806
Non-compete agreements	6.0	660	(376)	284
Customer relationships	9.9	8,220	(4,254)	3,966
TOTAL	10.3	$10,271	$(5,215)	$5,056

Amortization expense of intangible assets was $1.4 million, $1.5 million, and $1.3 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.9 million, $1.8 million, $1.5 million, $1.3 million, and $1.3 million in fiscal 2027, fiscal 2028, fiscal 2029, fiscal 2030, and fiscal 2031, respectively.

Note 13—Variable Interest Entity

The Company is the primary beneficiary of the Disbursement Payments VIE. The Company consolidates the Disbursement Payments VIE because it has the power to direct the activities of the VIE that most significantly impact its economic performance, and has the obligation to absorb losses of, and the right to receive benefits from, the Disbursement Payments VIE that could potentially be significant to it. The Company does not currently own any interest in the Disbursement Payments VIE and thus the net income of the Disbursement Payments VIE was attributed to noncontrolling interests in the accompanying statements of income.

The Disbursement Payments VIE’s net income and aggregate funding provided by the Company were as follows:

(in thousands)
Year ended July 31,	2026	2025	2024
Net income of the Disbursement Payments VIE	$1,850	$940	$513
Aggregate funding provided by the Company, net	$417	$488	$215

The Disbursement Payments VIE’s summarized consolidated balance sheet amounts are as follows:

(in thousands)
July 31,	2026	2025
ASSETS
Cash and cash equivalents	$3,623	$3,116
Restricted cash	18,102	11,000
Trade accounts receivable, net	942	244
Disbursement prefunding	4,977	1,400
Prepaid expenses	480	431
Other current assets	176	224
Other non-current assets	407	-
Property, plant, and equipment, net	517	204
Other intangibles, net	279	432
TOTAL ASSETS	$29,503	$17,051
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$371	$27
Accrued expenses	379	159
Customer funds deposits	19,920	10,701
Other long-term liabilities	331	-
Due to the Company	1,146	729
Accumulated other comprehensive income	129	58
Noncontrolling interests	7,227	5,377
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$29,503	$17,051

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

(in thousands)
Year ended July 31,	2026	2025	2024
Corporate
Straight Path Communications Inc. class action legal fees, net of reimbursements	$422	$(527)	$(7,237)
Straight Path Communications Inc. class action insurance claims	—	—	2,869
Legal fees associated with settlement of litigation	(176)	(1,575)	—
Other	117	(1,000)	12
Fintech
Write-off of intangible assets	—	—	(74)
Write-off of contingent consideration liability	—	—	1,765
net2phone
Write-off of equipment	(285)	(635)	—
Write-off of contingent consideration	—	—	73
Other	—	3	(17)
NRS
Settlement of litigation	33	(2,401)	—
Write-off of capitalized internal use software	—	—	(45)
Other	(479)	—	(105)
Traditional Communications
Write-off of equipment	—	(222)	—
Write-off of capitalized internal use software	—	—	(237)
Other	25	15	51
TOTAL	$(343)	$(6,342)	$(2,945)

Straight Path Communications Inc. Class Action

As discussed in Note 23, the Company and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which the Company answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

Settlement of Litigation

In fiscal 2026, the Company recorded an aggregate expense of $0.1 million related to the settlement of litigation, of which $0.2 million was included in Corporate, partially offset by less than $0.1 million recorded within the NRS segment in connection with the favorable resolution of a litigation matter.

In fiscal 2025, the Company recorded an aggregate expense of $4.0 million related to the settlement of litigation, of which $1.6 million was included in Corporate and $2.4 million was included in the NRS segment.

Contingent Consideration Liabilities

In fiscal 2024, the Company recognized a gain on the write-off of a contingent consideration payment obligation in the Fintech segment of $1.8 million, and a gain on the write-off of a contingent consideration payment obligation in the net2phone segment of $0.1 million.

Write-off of Equipment

In fiscal 2026, the Company reduced its net book value of equipment that was taken out of service and recorded expense of $0.3 million in the net2phone segment.

In fiscal 2025, the Company reduced its net book value of equipment that was taken out of service and recorded expense of $0.9 million, of which $0.6 million was recorded within the net2phone segment and $0.2 million within the Traditional Communications segment.

Write-off of Capitalized Internal Use Software Costs

In fiscal 2024, the Company reduced its unamortized capitalized internal use software costs for internal use software that was taken out of service and recorded expense of $0.3 million.

Note 15—Revolving Credit Facility

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of the Company, maintains a revolving credit facility with TD Bank, N.A. The commitment under the facility was initially $25.0 million. Effective August 11, 2026, the facility, which was scheduled to mature on August 16, 2026, was amended to extend the maturity date to July 15, 2029. The amendment also increased the facility to provide additional seasonal borrowing capacity, raising the commitment to $50.0 million during the months of May and December of each year (from $25.0 million during all other months). IDT Telecom may use the proceeds to finance working capital requirements. The facility is secured by substantially all of the Company's assets and bears interest at the term secured overnight financing rate plus 10 basis points, plus a margin of 125 to 175 basis points depending on IDT Telecom’s leverage ratio as of the most recently completed fiscal quarter. Interest is payable monthly, and all outstanding principal and accrued and unpaid interest is due upon the maturity date of the facility. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily unused balance of the commitment. At  July 31, 2026 and  July 31, 2025, there were no amounts outstanding under this facility. During fiscal 2026, fiscal 2025, and fiscal 2024, IDT Telecom borrowed and repaid $21.4 million, $24.6 million, and $32.9 million, respectively, under this facility. IDT Telecom is required to comply with various affirmative and negative covenants and to maintain certain financial ratio targets during the term of the facility. As of  July 31, 2026 and  July 31, 2025, IDT Telecom was in compliance with all such covenants.

In the first quarter of fiscal 2027 through September 29, 2026, IDT Telecom had no borrowings under the facility.

Note 16—Accrued Expenses

Accrued expenses consist of the following:

(in thousands)
July 31,	2026	2025
Carrier minutes termination	$13,108	$14,229
Regulatory fees and taxes	35,638	36,450
Compensation costs	20,247	20,350
Maintenance and support	87	65
Commissions	22,676	7,732
Legal and professional fees	2,854	6,858
Other	11,824	11,611
TOTAL	$106,434	$97,295

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

(in thousands)
Year ended July 31,	2026	2025	2024
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$765	$558	$429

Note 18—Other Income (Expense), Net

Other income (expense), net consists of the following:

(in thousands)
Year ended July 31,	2026	2025	2024
Foreign currency transaction gains (losses)	$162	$304	$(3,787)
Equity in net loss of investee	(1,553)	(2,661)	(3,463)
Gains on investments	3,407	1,598	229
Other	229	46	(591)
TOTAL	$2,245	$(713)	$(7,612)

Note 19—Income Taxes

The components of income before income taxes are as follows:

(in thousands)
Year ended July 31,	2026	2025	2024
Domestic	$112,130	$96,891	$56,316
Foreign	17,847	8,947	5,594
INCOME BEFORE INCOME TAXES	$129,977	$105,838	$61,910

The significant components of the Company’s deferred income tax assets are as follows:

(in thousands)
July 31,	2026	2025
Deferred income tax assets:
Bad debt reserve	$1,572	$1,699
Accrued expenses	3,384	4,239
Stock-based compensation	2,413	301
Charitable contributions	—	781
Depreciation	1,879	591
Unrealized gains	5,781	5,867
Net operating loss	14,608	20,217
Total deferred income tax assets	29,637	33,695
Valuation allowance	(11,635)	(14,905)
NET DEFERRED INCOME TAX ASSETS	$18,002	$18,790

The components of the (provision for) benefit from income taxes consist of the following:

(in thousands)
Year ended July 31,	2026	2025	2024
Current:
Federal	$(26,416)	$(1,272)	$(38)
State and local	(6,161)	(4,598)	(2,716)
Foreign	(1,552)	(2,611)	(724)
	(34,129)	(8,481)	(3,478)
Deferred:
Federal	(2,684)	(19,493)	9,725
State and local	208	511	(261)
Foreign	1,722	2,764	368
	(754)	(16,218)	9,832
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(34,883)	$(24,699)	$6,354

A reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes following the adoption of ASU 2023-09, is as follows:

(in thousands)
Year ended July 31, 2026	Amount	Percent
U.S. federal income tax at statutory rate	$(27,295)	(21.0)%
State and local income tax, net of federal income tax benefit	(4,683)	(3.6)
Valuation allowance	(176)	(0.1)
Foreign tax effects
Netherlands
Statutory tax rate difference between the Netherlands and United States	854	0.7
Nondeductible impairment charge	(4,542)	(3.5)
Other	(46)	(0.0)
Peru
Statutory tax rate difference between Peru and United States	(410)	(0.3)
Cancellation of debt exclusion	1,423	1.1
Ireland
Statutory tax rate difference between Ireland and United States	985	0.8
Cancellation of debt exclusion	1,449	1.1
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(265)	(0.2)
Tax credits	209	0.2
Other foreign jurisdictions	(1,538)	(1.2)
Effect of cross-border laws
Global intangible low-taxed income, net of foreign tax credit	(1,176)	(0.9)
Other	328	0.3
PROVISION FOR INCOME TAXES	$(34,883)	(26.8)%

A reconciliation of the provision for income taxes to the amount computed by applying U.S. federal statutory income tax rate of 21% to income before income taxes for the years presented prior to the adoption of ASU 2023-09, is as follows:

(in thousands)
Year ended July 31,	2025	2024
U.S. federal income tax at statutory rate	$(22,226)	$(13,001)
Valuation allowance	1,303	2,984
Foreign tax rate differential	(1,544)	(1,636)
Nondeductible expenses	(903)	(1,159)
Revaluation of existing foreign attributes	2,027	(2,886)
Prior year benefit	—	23,622
State and local income tax, net of federal benefit	(3,228)	(1,855)
Other	(128)	285
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(24,699)	$6,354

The Company's cash payments for income taxes were as follows:

(in thousands)
Year ended July 31,	2026
Federal	$21,750
State and local
Wisconsin	16
Tennessee	13
Other	8
Foreign
Spain	12
South America	397
INCOME TAXES, NET OF AMOUNTS REFUNDED	$22,196

The Company’s cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets and consisted of approximately $281 million at  July 31, 2026. The Company has concluded that these earnings are permanently reinvested outside of the United States.

At  July 31, 2026, the Company had no U.S. federal net operating loss carryforwards. The Company has foreign net operating loss carryforwards of approximately $64 million, of which approximately $55 million does not expire, and approximately $9 million expires in two to ten years. These foreign loss carryforwards are available to offset future taxable income in the countries in which the losses were incurred.

In fiscal 2024, the Company completed a study under Section 382 of the Internal Revenue Code in connection with its March 2006 reacquisition of Net2Phone, Inc. As a result of the study, the Company recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. As of July 31, 2025, all of the acquired NOLs have been utilized.

The change in the valuation allowance is as follows:

		Additions
(in thousands)	Balance at	Charged to Costs		Balance at
Year ended July 31,	Beginning of Year	and Expenses	Deductions	End of Year
2026
Reserves deducted from deferred income taxes, net:
Valuation allowance	$14,905	$—	$(3,270)	$11,635
2025
Reserves deducted from deferred income taxes, net:
Valuation allowance	$13,602	$4,655	$(3,352)	$14,905
2024
Reserves deducted from deferred income taxes, net:
Valuation allowance	$10,618	$2,984	$—	$13,602

In fiscal 2026, the Company decreased the valuation allowance by $3.3 million due to profitability in the United Kingdom as well as restructuring of foreign operations.

In fiscal 2025, the Company decreased the valuation allowance by $3.4 million due to profitability in the United Kingdom, offset by $4.7 million of additions in other jurisdictions, due to losses in countries that it couldn't utilize.

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

At  July 31, 2026 and 2025, the Company had no unrecognized income tax benefits. There were no changes in unrecognized income tax benefits in fiscal 2026, fiscal 2025, and fiscal 2024. At  July 31, 2026, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. The Company did not record any interest and penalties related to income taxes during fiscal 2026, fiscal 2025, and fiscal 2024. At  July 31, 2026 and 2025, there was no accrued interest included in current income taxes payable.

The Company is subject to examination by the relevant taxing authorities for the following periods: U.S. federal income tax returns for fiscal 2023 through fiscal 2026, state and local income tax returns generally for fiscal 2022 through fiscal 2026, and foreign income tax returns generally for fiscal 2022 through fiscal 2026.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes several changes to the U.S. tax code, including the restoration of 100% bonus depreciation, the immediate expensing of certain domestic research and development costs, revisions to the interest expense limitation rules, and modifications to certain international tax provisions governing GILTI and FDII. The Company evaluated the effects of the OBBBA and determined that the impact on its consolidated financial statements was not material for the fiscal years ended  July 31, 2026 and 2025.

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

Dividend Payments

In March 2024, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. In March 2025, the Company’s Board of Directors increased the quarterly cash dividend on the Company’s Class A and Class B common stock to $0.06 per share from $0.05 per share. In May 2026, the Company’s Board of Directors increased the quarterly cash dividend on the Company’s Class A and Class B common stock to $0.07 per share from $0.06 per share. In fiscal 2026 and fiscal 2025, the Company paid aggregate cash dividends per share of $0.26 and $0.22, respectively, on its Class A and Class B common stock. In fiscal 2026 and fiscal 2025, the Company paid aggregate cash dividends of $6.5 million and $5.6 million, respectively.

On September 22, 2026, the Company’s Board of Directors declared a cash dividend on the Company’s Class A and Class B common stock of $0.07 per share payable on or about October 14, 2026 to stockholders of record as of the close of business on October 5, 2026.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2026, the Company repurchased 421,938 shares of its Class B common stock for an aggregate purchase price of $21.0 million. In fiscal 2025, the Company repurchased 221,823 shares of its Class B common stock for an aggregate purchase price of $10.1 million. In fiscal 2024, the Company repurchased 298,421 shares of its Class B common stock for an aggregate purchase price of $9.1 million. At  July 31, 2026, 3.8 million shares remained available for repurchase under the stock repurchase program.

Shares Withheld for Employee Taxes

In fiscal 2026, fiscal 2025, and fiscal 2024, the Company paid $0.5 million, $7.7 million, and $1.5 million, respectively, to repurchase 10,852, 157,180, and 41,994 shares, respectively, of the Company’s Class B common stock tendered by employees to satisfy tax withholding obligations arising from the vesting of deferred stock units (“DSUs”), the lapsing of restrictions on restricted stock, and the issuance of shares for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Distributions

The Company distributed cash of $2.7 million, $0.1 million, and $0.1 million in fiscal 2026, fiscal 2025, and fiscal 2024 respectively, to the noncontrolling interests in certain of its subsidiaries.

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

Note 21—Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, DSUs, and restricted stock. At  July 31, 2026, the Company had 425,000 shares of Class B common stock reserved for the grant of awards under the 2024 Equity Incentive Plan, and 162,920 shares were available for future grants. On September 22, 2026, the Company's Board of Directors approved an amendment to the plan to increase the number of shares of the Company's Class B common stock available for future grant by 75,000 shares, subject to approval by the Company's stockholders at the Annual Meeting of Stockholders scheduled for December 10, 2026.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2026 or fiscal 2024. The fair value of stock options granted in fiscal 2025 was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. Expected dividends are based on the Company's dividend policy at the time of grant. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31, 2025
ASSUMPTIONS
Average risk-free interest rate	3.49%
Expected dividend yield	0.5%
Expected volatility	53.2%
Expected term (years)	4.0
Weighted-average grant date fair value	$16.58

A summary of stock option activity for the Company is as follows:

			Weighted- Average
			Remaining	Aggregate
	Number of Options	Weighted- Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in thousands)
Outstanding at July 31, 2025	36	$38.43	4.2	$741
Granted	—	—	—	—
Exercised	(5)	38.43	—	—
Cancelled / Forfeited	—	—	—	—
OUTSTANDING AT JULY 31, 2026	31	$38.43	3.2	$850
EXERCISABLE AT JULY 31, 2026	7	$38.43	3.2	$188

In fiscal 2026, fiscal 2025, and fiscal 2024, the Company received cash from the exercise of stock options of $0.2 million, nil, and $0.2 million, respectively, for which the Company issued 5,204 shares, nil, and 12,500 shares, respectively, of its Class B common stock.

The total intrinsic value of options exercised during fiscal 2026, fiscal 2025, and fiscal 2024 was $0.1 million, nil, and $0.1 million, respectively. At  July 31, 2026, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested	Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Non-vested restricted shares at July 31, 2025	7	$25.54
Granted	11	54.02
Vested	(7)	42.42
Forfeited	(2)	66.74
NON-VESTED RESTRICTED SHARES AT JULY 31, 2026	9	$52.08

At  July 31, 2026, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted shares, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of shares vested in fiscal 2026, fiscal 2025, and fiscal 2024 was $0.3 million, $0.7 million, and $0.7 million, respectively.

2022 Equity Growth Program

On November 30, 2022, the Company adopted the IDT 2022 Equity Growth Program in the form of grants of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. The number of shares issuable on each vesting date varied between 50% to 200% of the number of DSUs vesting on that date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price of $25.45 per share approved by the Compensation Committee of the Company’s Board of Directors, based on the market price of the Class B common stock at the time of the grants. In fiscal 2025 and fiscal 2024, in accordance with the program and based on elections made by grantees, the Company issued 276,960 and 55,039 shares, respectively, of its Class B common stock for vested DSUs. No shares were issued under this program in fiscal 2026. The Company estimated that the fair value of the DSUs on the date of grants was $5.4 million which was recognized on a graded vesting basis over the requisite service periods. The Company used a risk-neutral Monte Carlo simulation method to value the DSUs, simulating the range of possible future values of the Company’s Class B common stock over the life of the DSUs. With the final vesting in February 2025, the 2022 Equity Growth Program has been completed, and no DSUs remain outstanding thereunder.

2025 Equity Growth Program

On September 18, 2025, the Company adopted the IDT 2025 Equity Growth Program under its 2024 Equity Incentive Plan, pursuant to which it granted 109,975 DSUs to certain executive officers, employees, and consultants. Upon vesting, the DSUs entitle grantees to receive shares of the Company's Class B common stock. The DSUs vest in three substantially equal installments on February 17, 2026, February 16, 2027, and February 15, 2028, subject to continued service. The number of shares issuable on each vesting date varies based on the market price of the Class B common stock on the vesting date relative to the grant price of $50.90 per share, ranging from 50% to 267% of the DSUs vesting on that date, and up to 400% for certain executive officers. Grantees may elect to defer vesting of some or all of their DSUs to the next scheduled vesting date.

In February 2026, the first vesting date under the program, the Company issued 26,681 shares of its Class B common stock in respect of DSUs that vested on February 17, 2026, based on elections made by grantees. To satisfy statutory tax withholding obligations, the Company withheld 10,852 shares and remitted the equivalent cash to the applicable tax authorities, recording the withheld shares as treasury stock. The Company estimated the aggregate grant-date fair value of the DSUs at $13.3 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2028. The Company used a risk-neutral Monte Carlo simulation method to value the DSUs, simulating the range of possible future values of the Class B common stock over the life of the DSU.

A summary of the status of the Company’s grants of DSUs is presented below:

	Number of Non-vested	Weighted-Average
	DSUs	Grant-Date
	(in thousands)	Fair Value
Non-vested DSUs at July 31, 2025	18	$43.64
Granted	186	80.83
Vested	(27)	58.80
Forfeited	(1)	62.23
NON-VESTED DSUs AT JULY 31, 2026	176	$80.40

At  July 31, 2026, there was $5.9 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of DSUs vested in fiscal 2026, fiscal 2025, and fiscal 2024 was $1.6 million, $4.3 million, and $1.1 million, respectively.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants, including 23,500 DSUs that, upon the scheduled vesting, represent the right to receive shares of the Company’s Class B common stock, and 50,000 shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2024, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in fiscal 2024 with an issue date value of $1.5 million, and 39,155 shares of its Class B common stock in fiscal 2025 with an issue date value of $1.8 million. In addition, in fiscal 2025, the Company accrued $1.0 million in connection with the achievement of an additional milestone. In fiscal 2024, the Company accrued aggregate stock-based compensation expense of $4.1 million related to these equity grants and the contingent bonus, which is included in “Selling, general and administrative expense” in the accompanying consolidated statements of income.

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

The transaction was accounted for as a modification under ASC 718, Compensation — Stock Compensation. The fair value of the DSUs granted was estimated at approximately $4.2 million, resulting in incremental compensation cost of approximately $0.6 million.

net2phone 2.0, Inc. Restricted Common Stock

On December 31, 2020, the Company finalized compensatory arrangements with Howard Jonas, the Company's Chairman of the Board of Directors and Shmuel Jonas, the Company’s Chief Executive Officer, pursuant to which each received 500,000 restricted shares of net2phone 2.0’s Class B common stock, representing an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at the time of the grant. The shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0, and include anti-dilution protection with respect to the first $15 million invested in net2phone 2.0 following the grant. In January 2024, the restrictions on these shares lapsed. Concurrently, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock pursuant to his employment agreement described above. In connection with the lapsing of restrictions and the share grant, the Company repurchased an aggregate of 4.5% of net2phone 2.0's outstanding shares, with an aggregate fair value of $3.6 million to satisfy the grantees' tax withholding obligations. The fair value per share was determined based on a valuation of net2phone 2.0 using both a market approach and an income approach. As a result, in January 2024, the Company recorded an increase in "Noncontrolling interests" of $53,000, a decrease in "Additional paid-in capital" of $3.6 million, and a corresponding income tax withholding liability of $3.6 million.

Note 22—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on
	Available-for-Sale	Foreign	Accumulated Other
(in thousands)	Securities	Currency Translation	Comprehensive Loss
Balance at July 31, 2023	$(645)	$(16,547)	$(17,192)
Other comprehensive income (loss) attributable to IDT Corporation	265	(1,215)	(950)
Balance at July 31, 2024	(380)	(17,762)	(18,142)
Other comprehensive income attributable to IDT Corporation	155	1,418	1,573
Balance at July 31, 2025	(225)	(16,344)	(16,569)
Other comprehensive income attributable to IDT Corporation	63	2,409	2,472
BALANCE AT JULY 31, 2026	$(162)	$(13,935)	$(14,097)

Note 23—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. The trial was held in August and December 2022. On October 3, 2023, the Court of Chancery issued a Memorandum Decision (the “Post-Trial Decision”) dismissing all claims against the Company, and finding that, contrary to the plaintiffs’ allegations, the class suffered no damages. The Court of Chancery denied plaintiff’s request for attorney’s fees (the “Attorney’s Fee Decision”). On December 16, 2024, the Court of Chancery issued a Final Order and Judgment, embodying the Post-Trial Decision and Attorney’s Fee Decision. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware. On April 22, 2025, the Company filed its answering brief to the appeal. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

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

Purchase Commitments

At  July 31, 2026, the Company had purchase commitments of $10.4 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At  July 31, 2026 and 2025, the Company had aggregate performance bonds outstanding of $25.6 million and $33.8 million, respectively.

Note 24—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael Holdings, Inc. (“Rafael”) in March 2018, the Company and Rafael entered into a transition services agreement, which provides for certain services to be provided by the Company and Rafael. This constitutes a related person transaction because Howard Jonas is the chairman of the Company's Board of Directors and executive chairman of Rafael. The Company charged Rafael $0.3 million, $0.3 million, and $0.3 million in each of fiscal 2026, fiscal 2025, and fiscal 2024, respectively, for services provided, net of the amounts charged by Rafael to the Company. At both  July 31, 2026 and 2025, other current assets reported in the Company’s consolidated balance sheets included net receivables from Rafael of nil.

Genie Energy Ltd.

In connection with the spin-off of Genie Energy Ltd. ("Genie") in October 2011, the Company and Genie entered into a transition services agreement, which provides for certain services to be performed by the Company and Genie. This constitutes a related person transaction because Howard Jonas is a chairman of Genie. The Company charged Genie $0.1 million, $0.9 million, and $0.9 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At both  July 31, 2026 and 2025, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.2 million.

Zedge, Inc.

In connection with the spin-off of Zedge, Inc. ("Zedge") in June 2016, the Company and Zedge entered into a transition services agreement, which provides for certain services to be performed by the Company and Zedge. This constitutes a related person transaction because Howard Jonas is a director and vice chairman of Zedge and his son, Michael Jonas, is the chairman of the board of directors, executive chairman, and the controlling stockholder of Zedge. Pursuant to the agreement, the Company provides legal services to Zedge. Zedge paid the Company a total of $131,000 and $126,000 for legal services provided by the Company during fiscal 2026 and fiscal 2025, respectively. In addition, the Company paid Zedge $89,000 and $86,000 for consulting services provided to the Company by a Zedge employee in fiscal 2026 and fiscal 2025, respectively. As of  July 31, 2026 and 2025, Zedge owed the Company $9,000 and $1,000, respectively.

In fiscal 2024, NRS and Zedge entered into a marketing relationship. During fiscal 2026 and fiscal 2025, Zedge received $24,000 and $0.2 million from this agreement. In fiscal 2024, there were no monetary transactions between the parties.

CTM Media Group

In fiscal 2024, NRS and CTM Media Group (“CTM”) entered into a marketing relationship. This constitutes a related person transaction because Howard Jonas is the owner of CTM. NRS billed CTM a total of nil and $0.5 million pursuant to the marketing relationship during fiscal 2026 and fiscal 2025, respectively. As of  July 31, 2026 and 2025, CTM owed NRS $0.6 million and $0.5 million, respectively, for such services. In fiscal 2024, there were no monetary transactions between the parties.

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were nil, $1,180, and $1,300 in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. The balance owed to the Company by Jonas Media Group was $6,461 and $6,461 as of  July 31, 2026 and 2025, respectively.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce Mason, the Company’s General Counsel, and brother-in-law of Howard Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $54,000 in fiscal 2026, $54,000 in fiscal 2025, and $57,000 in fiscal 2024. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason. On April 28, 2025, the Company exercised its option pursuant to an Exchange and Option Agreement with Alexander Mason, son of Joyce Mason, pursuant to which the Company exchanged 127,500 shares of NRS, a subsidiary of the Company, for 7,685 shares of Class B Common Stock of IDT Corporation (valued at $395,250).

IDT DT leases space in a building in the Bronx, New York that is owned by a limited liability company that is jointly owned by Howard Jonas and Shmuel Jonas. The annual rent is $18,600.

The Company had loans receivable from employees aggregating $0.5 million and $0.4 million at  July 31, 2026 and 2025, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 25—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all U.S.-based employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. In fiscal 2026, fiscal 2025, and fiscal 2024, the Company’s expense related to the plan was $1.0 million, $1.0 million, and $1.0 million, respectively.